Form 10-Q
period 2013-09-30
Coastway Bancorp, Inc.
filed 2013-12-16
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO                     .

For the quarterly period ended September 30, 2013

Commission File Number: 333-191120

Coastway Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-4149994
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Coastway Plaza, Cranston, Rhode Island	02910
(Address of principal executive offices)	(Zip code)

(401) 330-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes   ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition for “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of December 16, 2013 there were 100 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, MHC and Subsidiaries

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, MHC and SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)	September 30, 2013	December 31, 2012

Assets
Cash and cash equivalents:
Cash and due from banks	$2,148	$2,705
Interest-earning deposits	5,551	4,315
Total cash and cash equivalents	7,699	7,020
Federal Home Loan Bank stock, at cost	2,694	3,036
Loans, net of allowance for loan losses of $1,608 and $1,569, respectively	318,049	296,999
Loans held for sale	13,156	13,642
Premises and equipment, net	23,950	24,919
Accrued interest receivable	1,045	1,048
Real estate held for investment	—	1,354
Real estate held for sale	3,515	—
Foreclosed real estate	1,659	2,594
Prepaid FDIC insurance assessment	—	336
Bank-owned life insurance	4,027	—
Net deferred tax asset	86	—
Other assets	4,642	3,674
Total assets	$380,522	$354,622

Liabilities and Retained Earnings
Deposits
Interest-bearing	$273,838	$250,185
Non-interest-bearing	64,646	57,608
Total Deposits	338,484	307,793
Borrowed funds	11,000	16,343
Net deferred tax liability	—	68
Accrued expenses and other liabilities	3,489	3,122
Total liabilities	352,973	327,326

Commitments and contingencies (Note 6)
Retained earnings	28,065	27,812
Accumulated other comprehensive loss	(516)	(516)
Total retained earnings	27,549	27,296
	$380,522	$354,622

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, MHC and SUBSIDIARIES

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$3,523	$3,308	10,387	9,908
Other interest income	5	9	14	26
Total interest income	3,528	3,317	10,401	9,934
Interest expense:
Interest on deposits	616	624	1,879	1,866
Interest on borrowed funds	30	33	98	111
Total interest expense	646	657	1,977	1,977
Net interest income	2,882	2,660	8,424	7,957
Provision for loan losses	129	252	338	836
Net interest income after provision for loan losses	2,753	2,408	8,086	7,121
Non-interest income:
Customer service fees	780	761	2,256	2,224
Gain on sales of loans, net	518	1,303	2,330	2,879
Bank-owned life insurance income	27	—	27	—
Other income	52	13	160	104
Total non-interest income	1,377	2,077	4,773	5,207
Non-interest expenses:
Salary and employee benefits	2,260	1,894	6,350	5,559
Occupancy and equipment	588	484	1,711	1,400
Data processing	378	371	1,111	1,034
Deposit servicing	188	194	482	554
Advertising	86	150	229	351
Professional fees	123	195	343	567
Foreclosed real estate	34	57	319	114
Impairment loss on real estate held for sale	—	—	482	—
FDIC insurance assessment	86	73	240	216
Other general and administrative	339	330	1,152	996
Total non-interest expenses	4,082	3,748	12,419	10,791
Income before income taxes	48	737	440	1,537
Income tax provision	40	296	187	615
Net income and comprehensive income	$8	$441	$253	$922

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, MHC and SUBSIDIARIES

Consolidated Statement of Changes in Retained Earnings

(Unaudited)

(Dollars in thousands)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2012	$27,812	$(516)	$27,296
Comprehensive income	253	—	253
Balance at September 30, 2013	$28,065	$(516)	$27,549

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, MHC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$253	$922
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	338	836
Loans originated for sale	(134,074)	(123,951)
Loans sold	133,658	119,576
Loss on loans held for sale transferred to portfolio	28	—
Amortization of deferred loan costs	365	320
Provision for foreclosed real estate losses	220	—
Loss (gain) on sale of foreclosed real estate	10	31
Impairment loss on real estate held for sale	482	—
Depreciation and amortization expense	715	585
Bank-owned life insurance income	(27)	—
Deferred income tax provision (benefit)	(154)	255
Net change in:
Accrued interest receivable	3	35
Prepaid FDIC insurance assessment	336	201
Other, net	(601)	(216)
Net cash provided (used) by operating activities	1,552	(1,406)
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	342	372
Purchase of bank-owned life insurance	(4,000)	—
Loan (originations) , net of principal payments	(25,580)	(16,624)
Proceeds from loan participations sold	4,431	4,841
Proceeds from sale of foreclosed real estate	975	385
Purchases of premises and equipment	(2,389)	(2,652)
Net cash used by investing activities	(26,221)	(13,678)
Cash flows from financing activities:
Net increase in deposits	30,691	28,134
Net change in short-term borrowed funds	(4,000)	(6,000)
Repayments of long-term borrowed funds	(1,343)	(1,394)
Net cash provided by financing activities	25,348	20,740

(continued)

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, MHC and SUBSIDIARIES

Consolidated Statements of Cash Flows (concluded)

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Net increase in cash and cash equivalents	679	5,656
Cash and cash equivalents at beginning of period	7,020	5,366
Cash and cash equivalents at end of period	$7,699	$11,022

Supplemental cash flow information:
Interest paid on deposits	$1,880	$1,867
Interest paid on borrowed funds	102	115
Income taxes paid	602	440

Supplemental non-cash information:
Loans transferred to foreclosed real estate	270	1,235
Loans held for sale transferred to portfolio loans	874	—
Real estate transferred from real estate held for investment to real estate held for sale	1,354	—
Real estate transferred from premises to real estate held for sale	2,643	—

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

(1)                                 Basis of Presentation and Consolidation

General information

Coastway Bancorp, MHC (the “Company”), a Rhode Island chartered mutual holding company and its wholly-owned subsidiary, Coastway Bancorp LLC, a Rhode Island limited liability company, were formed on February 1, 2013.  Coastway Bancorp, LLC (the “LLC”) owns 100% of Coastway Community Bank (the “Bank”).  The Bank is a Rhode Island-chartered savings bank.  The Bank provides a variety of financial services to individuals and small businesses throughout Rhode Island.  Its primary deposit products are savings, demand, money market and term certificate accounts and its primary lending products are one-to four-family residential mortgage loans, home equity loans and lines of credit, commercial real estate and SBA loans.

On August 22, 2013, the Board of Directors of the Company, the LLC and the Bank adopted the Plan of Conversion and Reorganization whereby the Company will convert from the mutual holding company form of organization to a stock holding company form of organization, and Coastway Bancorp, Inc. (the “Corporation”), a new Maryland-chartered stock corporation  will offer between 3,102,500 shares and up to 4,827,125 shares of Corporation common stock on a priority basis to qualifying depositors and tax qualified employee benefit plans of the Bank with any remaining shares to be offered to the public in a community offering and possibly in a syndicated community offering (the “Conversion”).  In connection with the Conversion, the Corporation intends to implement an employee stock ownership plan and intends to contribute to Coastway Cares Charitable Foundation II an amount equal to $300,000 in cash and a number of shares of Corporation common stock that together will total 3.15% of the gross proceeds of the offering.  The Registration Statement on Form S-1 (No. 333-191120), originally filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2013, as amended on October 25, 2013 and November 7, 2013 (the “Form S-1”) was declared effective by the SEC on November 12, 2013.  Following the completion of the Conversion, the Bank will be 100% owned by the Corporation and the Corporation will be 100% owned by public stockholders.  The Conversion is expected to close in the first quarter of 2014.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions have been eliminated.

The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the SEC for quarterly reports on Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year.  The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Corporation’s Form S-1.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of September 30, 2013, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  This ASU is effective prospectively for public entities for reporting periods beginning after December 15, 2012 and for nonpublic entities for reporting periods beginning after December 15, 2013.  Under the extended transition period for an

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

emerging growth company, the Corporation will adopt this ASU on January 1, 2014. Management does not expect this ASU to have a material effect on the presentation of comprehensive income in the Corporation’s consolidated financial statements.

(2)                                 Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Residential real estate mortgage loans:
1-4 family	$97,014	$78,633
Home equity loans and lines of credit	82,581	83,154
Total residential real estate mortgage loans	179,595	161,787

Commercial:
Commercial real estate	83,840	81,754
Commercial business	8,054	7,899
Commercial construction	6,834	3,302
SBA	37,605	39,628
Total Commercial loans	136,333	132,583
Consumer	1,702	2,320
Total loans	317,630	296,690

Allowance for loan losses	(1,608)	(1,569)
Net deferred loan costs	2,027	1,878
Loans, net	$318,049	$296,999

Loan Segments

One-to four-family residential real estate and home equity — Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The Bank generally has first liens on one-to four-family residential real estate loans and first or second liens on property securing home equity loans and equity lines-of-credit.  The Bank’s fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and generally have maximum loan to value ratios of 90% at origination.  Home equity loans and lines of credit may be underwritten with a loan-to value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan. Home equity loans are primarily originated with terms of up to 15 years.  Home equity lines are primarily originated with adjustable-rates based on the prime rate of interest plus an applicable margin and require interest paid monthly. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

Commercial — Commercial loan segments include commercial real estate, commercial and industrial loans for businesses and construction financing for business/properties located principally in Rhode Island.  For commercial real estate loans, the underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 20 years with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate which would generally be tied to a margin above the five year FHLB rate.  The maximum loan-to-value ratio of commercial real estate loans is generally 75% (80% for multi-family) of the lower of cost or appraised value of the property securing the loan at origination.  Non-real estate commercial loans are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  Commercial construction generally represent loans to finance construction of retail and office space.  Commercial loans also include loans made under the SBA 504 program which is an economic development program that finances the expansion of small businesses.  The Bank generally provides 50% of the projected costs, and the loan is secured by a first lien on the commercial property.  The SBA does not provide a guarantee on loans made under the SBA 504 program.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.  Management monitors the cash flows of these loans.

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.

Consumer — This segment includes unsecured and vehicle loans and repayment is dependent on the credit quality of the individual borrower.

Allowance for Loan Losses

Allowance for Loan Loss Methodology

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  For impaired loans that are deemed collateral dependent, the recorded balance of the loan is reduced by charge-off to fair value of the collateral net of estimated selling costs.

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general and specific components as described below.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge off trends over the past three year period; weighted average risk weightings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2013 and the year ended December 31, 2012.

The Company evaluates the need for a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses.  Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.  In addition, for loans secured by real estate, the Company considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

Credit Quality Indicators

Commercial and SBA loans are risk rated based on key factors such as management ability, financial condition, debt repayment ability, collateral, industry conditions and loan structure.  Risk ratings 1 through 5 are considered “pass” rated, risk rating 5.5 is considered “watch list”, risk rating 6 is considered “special mention”, while risk ratings 7, 8 and 9 are considered “classified” ratings.

Risk rating 5.5 — Watch List:  loans in this category exhibit the characteristics associated with 5 risk-rated loans, but possess negative factors that warrant increased oversight yet do not warrant a negative risk rating.  Factors may include short-term negative operating trends, temporary liquidity shortfalls, modest delinquency, missing or incomplete financial information, or negative balance sheet trends.

Risk Rating 6 — Special Mention:  these loans have potential weaknesses and require management’s close attention.  If these weaknesses are not addressed, they may weaken the prospects for repayment at a future date.  Special mention assets do not expose the institution to sufficient risk to warrant a classified rating.

Risk Rating 7 — Substandard:  loans in this category are inadequately protected by the current financial condition and repayment ability of the borrower or pledged collateral, if any.  These assets have a well-defined weakness(es) that jeopardizes the repayment of the debt in full, and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Risk Rating 8 — Doubtful:  loans have all the weaknesses of those classified substandard.  In addition, it is highly unlikely that a doubtful asset can be collected or liquidated in full.  The possibility of loss is extremely high.  However, because of certain important and reasonably specific pending factors, which may work to strengthen the asset, its classification as a loss is deferred until the asset’s status can be better determined.

Risk Rating 9 — Loss:  loans classified as loss are considered uncollectible and of such little value that they are no longer considered bankable.  This classification does not mean that the asset has no recovery or salvage value.  However, it is not practical or desirable to defer writing off the asset even though partial recovery may occur in the future.

On an annual basis, or more often if needed, the Bank formally reviews the ratings on commercial and SBA loans.  On an annual basis, the Bank engages an independent third-party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.  Credit quality for residential real estate mortgage and consumer loans is determined by monitoring loan payment history and on-going communications with borrowers.

The following table presents the credit risk profile by internally assigned risk rating category at the dates indicated:

	September 30, 2013
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$80,798	$7,615	$5,657	$30,122	$124,192
Loans rated 5.5	2,868	179	1,177	3,218	7,442
Loans rated 6	174	—	—	587	761
Loans rated 7	—	260	—	3,514	3,774
Loans rated 8	—	—	—	164	164
	$83,840	$8,054	$6,834	$37,605	$136,333

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

	December 31, 2012
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$80,138	$7,234	$3,302	$29,401	$120,075
Loans rated 5.5	1,616	176	—	4,204	5,996
Loans rated 6	—	—	—	1,257	1,257
Loans rated 7	—	489	—	4,766	5,255
Loans rated 8	—	—	—	—	—
	$81,754	$7,899	$3,302	$39,628	$132,583

Past Due and Non-Accrual Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued, but not collected for loans that are placed on non-accrual, is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents past due loans as of the dates indicated.

Balance at September 30, 2013

(Dollars in thousands)	30-59 Days Past Due	60-90 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$—	$756	$1,637	$2,393	$—	$4,991
Home equity loans and lines of credit	553	—	177	730	—	253
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	293	832	1,125	—	1,286
Consumer	10	10	—	20	—	13
Total gross loans	$563	$1,059	$2,646	$4,268	$—	$6,543

Balance at December 31, 2012

(Dollars in thousands)	30-59 Days Past Due	60-90 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$1,721	$717	$2,652	$5,090	$—	5,773
Home equity loans and lines of credit	25	83	640	748	—	804
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	361	—	494	855	—	1,071
Consumer	42	—	—	42	—	13
Total	$2,149	$800	$3,786	$6,735	$—	$7,661

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Bank periodically may agree to modify the contractual terms of loans, such as a reduction in interest rate of the loan for some period of time, an extension of the maturity date or an extension of time to make payments with the delinquent payments added to the end of the loan term.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.  Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings.  TDRs may be returned to accrual status after a period of satisfactory payment performance according to the terms of the restructuring, generally six months of current payments.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

September 30, 2013

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$6,783	$6,709	$4,065	$2,644	$96
Home equity loans & lines of credit	519	453	266	187	42
SBA	2,547	2,472	1,857	615	47
Consumer	44	44	10	34	8
Total	$9,893	$9,678	$6,198	$3,480	$193

December 31, 2012

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$6,801	$6,727	$3,256	$3,471	$104
Home equity loans & lines of credit	1,174	1,006	322	684	132
SBA	2,200	2,074	1,624	450	19
Consumer	30	30	—	30	7
Total	$10,205	$9,837	$5,202	$4,635	$262

Of the $2.5 million and $2.1 million of impaired SBA loans at September 30, 2013 and at December 31, 2012, guaranteed portions of such loans amounted to $2.1 million and $1.8 million, respectively.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$6,895	$29	$5,605	$62
Home Equity	535	5	684	10
Commercial Real Estate	37	—	—	—
SBA	2,332	17	1,747	17
Consumer	37	—	36	—
Total	$9,836	$51	$8,072	$89

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$6,810	$164	$5,878	$156
Home Equity	686	25	814	19
Commercial Real Estate	30	—	—	—
SBA	2,178	49	2,139	60
Consumer	37	—	49	—
Total	$9,741	$239	$8,880	$235

Troubled Debt Restructurings (TDRs)

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  Restructured loans are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss.

Total TDR loans, included in the impaired loans as of September 30, 2013 and December 31, 2012 were $6.7 million and $6.2 million, respectively.  TDR loans on accrual status amounted to $3.1 million and $2.2 million at September 30, 2013 and December 31, 2012, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three months ended September 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	1	$280	$280
SBA	1	85	85
Consumer	—	—	—
Total	2	$365	$365

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three months ended September 30, 2013
(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	1	$174
SBA	—	—
Consumer	—	—
Total	1	$174

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Nine months ended September 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	4	$750	$750
SBA	2	215	215
Consumer	2	15	15
Total	8	$980	$980

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Nine months ended September 30, 2013
(Dollars in thousands)	Number of TDR’s that defaulted	Post- modification outstanding recorded investment
Residential 1-4 family	3	$743
Home Equity	1	25
Total	4	$768

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three months ended September 30, 2012
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	5	$1,777	$1,777
Home equity	1	47	47
SBA	1	51	51
Consumer	1	13	13
Total	8	$1,888	$1,888

Troubled debt restructure agreements entered into during the period indicated are as follows:

	Nine months ended September 30, 2012
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	8	$2,479	$2,479
Home Equity	2	72	72
SBA	2	257	257
Consumer	2	31	31
Total	14	$2,839	$2,839

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three months ended September 30, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at June 30, 2013	$416	$649	$283	$28	$20	$185	$16	$1,597
Provision	40	59	2	(1)	3	26	—	129
Loans charged off	—	(130)	—	—	—	(5)	—	(135)
Recoveries	3	3	—	—	—	9	2	17
Allowance at September 30 2013	$459	$581	$285	$27	$23	$215	$18	$1,608

Nine months ended September 30, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2012:	$393	$674	$261	$25	$11	$185	$20	$1,569
Provisions (credit) for loan	56	243	24	2	12	1	—	338
Loans charged-off	—	(345)	—	—	—	(13)	(15)	(373)
Recoveries	10	9	—	—	—	42	13	74
Allowance at September 30, 2013	$459	$581	$285	$27	$23	$215	$18	$1,608

Three months ended September 30, 2012

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at June 30, 2012	$426	$382	$239	$14	$7	$164	$16	$1,248
Provision	5	131	3	—	—	80	33	252
Loans charged off	(44)	(83)	—	—	—	(47)	(24)	(198)
Recoveries	3	6	—	—	—	9	3	21
Allowance at September 30 2012	$390	$436	$242	$14	$7	$206	$28	$1,323

Nine Months Ended September 30, 2012

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2011	$531	$501	$214	$13	$1	$149	$15	$1,424
Provisions (credit) for loan	5	636	28	1	6	117	43	836
Loans charged-off	(154)	(708)	—	—	—	(90)	(40)	(992)
Recoveries	8	7	—	—	—	30	10	55
Allowance at September 30, 2012	$390	$436	$242	$14	$7	$206	$28	$1,323

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

September 30, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$96	$42	$—	$—	$—	$47	$8	$193
Allowance for non-impaired loans	363	539	285	27	23	168	10	1,415
Total	$459	$581	$285	$27	$23	$215	$18	$1,608
Impaired loans	$6,709	$453	$—	$—	$—	$2,472	$44	$9,678
Non-impaired loans	90,305	82,128	83,840	8,054	6,834	35,133	1,658	307,952

Total loans	$97,014	$82,581	$83,840	$8,054	$6,834	$37,605	$1,702	$317,630

December 31, 2012

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$104	$132	$—	$—	$—	$19	$7	$262
Allowance for non-impaired loans	289	542	261	25	11	166	13	1,307
Total	$393	$674	$261	$25	$11	$185	$20	$1,569
Impaired loans	$6,727	$1,006	$—	$—	$—	$2,074	$30	$9,837
Non-impaired loans	71,906	82,148	81,754	7,899	3,302	37,554	2,290	286,853

Total loans	$78,633	$83,154	$81,754	$7,899	$3,302	$39,628	$2,320	$296,690

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

(3)                                 Employee Benefits

Bank-owned Life Insurance (“BOLI”)

In July 2013, the Bank purchased $4 million of Bank-owned life insurance policies which are recorded on the consolidated balance sheet at net cash surrender value.  Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statement of net income and are not subject to income taxes.

Supplemental Retirement Agreements

Effective July 1, 2013, the Bank entered into supplemental retirement agreements (“SERP”) with six executive officers, which provide for payments upon attaining the retirement age specified in the agreements.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally vest as they are accrued; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three months ended September 30, 2013, SERP expense totaled $79,000.

Pension

Pension expense totaled $12,000 for the three months ended September 30, 2013 and 2012, respectively, and totaled $36,000 for each of the nine months ended September 30, 2013 and 2012, respectively. The Bank expects to contribute $71,000 for the plan year ended December 31, 2013.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

(4)                                 Off-Balance Sheets Activities and Derivatives

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying financial statements.

Loan Commitments

The Bank is a party to conditional commitments to lend funds in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit which include commercial lines of credit and home equity lines that involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Bank’s exposure to credit loss is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30	December 31
	2013	2012
	(In thousands)

Commitments to grant loans	$7,789	$9,945
Commitments to originate loans to be sold	9,659	11,317
Unfunded commitments under home equity lines of credit	47,152	47,245
Unfunded commitments under commercial lines of credit	11,185	8,972
Unfunded commitments under SBA lines of credit	3,090	2,351
Unadvanced funds on construction loans	8,556	2,045

The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for lines-of-credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based upon management’s credit evaluation of the counterparty.  Collateral held generally consists of real estate.

Interest Rate Risk Management — Derivative Instruments Not Designated As Hedging Instruments

Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These undesignated derivative instruments are recognized on the balance sheet at fair value, with changes in fair value recorded in other non-interest income.

Derivative Loan Commitments

Mortgage loan commitments are considered derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Bank enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market.

Outstanding derivative loan commitments expose the Bank to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Bank utilizes best efforts forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

With a best efforts contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).  Forward commitments to sell loans totaled $22,461,000 and $24,728,000 at September 30, 2013 and December 31, 2012, respectively.

The following table presents the fair values of derivative instruments in the balance sheet.

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
	(In thousands)

September 30, 2013

Derivative loan commitments	Other assets	$207	NA	$—

Forward loan sale commitments	NA	—	Other liabilities	129

Total derivatives not designated as hedging instruments		$207		$129

December 31, 2012

Derivative loan commitments	Other assets	$154	NA	$—

Forward loan sale commitments	Other assets	47	NA	—

Total derivatives not designated as hedging instruments		$201		$—

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents information pertaining to the gains and losses on Bank’s derivative instruments not designated as hedging instruments:

Derivatives Not Designated As Hedging	Location of	Three Months Ended September 30,		Nine Months ended September 30,
Instruments	Gain/(Loss)	2013	2012	2013	2012
		(in thousands)
Derivative loan commitments	Gain on sales of loans, net	$1,512	$(243)	$95	$415

Forward loan sale commitments	Gain on sales of loans, net	(1,710)	294	(176)	(210)
		$(198)	$51	$(81)	$205

Premises and Equipment

In June 2013, the Bank entered into a Purchase and Sale Agreement to purchase its new corporate headquarters for $8.8 million which is currently under construction.  The purchase is expected to close in the second calendar quarter of 2014, at which point the Bank expects to relocate from and hold for sale its current headquarters, which has a carrying value of $3.4 million at June 30, 2013.

(5)                                 Fair Value Measurements

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The fair value of an asset or liability is the price which a seller would receive in an orderly transaction between market participants (an exit price).  Assets and liabilities are placed in a fair value hierarchy based on fair value measurements using three levels of inputs: (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs, including quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs such as interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates which provide a reasonable basis for fair value determination or inputs derived principally from observed market data; (Level 3) significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability.  Unobservable inputs must reflect reasonable assumptions that market participants would use in pricing the asset or liability, which are developed on the basis of the best information available under the circumstances.

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2013	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Derivative loan commitments	$207	$—	$—	$207
Liabilities measured on a recurring basis:
Forward loan sale commitments	129	—	—	129
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	591	—	—	591
Foreclosed real estate	1,249	—	—	1,249
Real estate held for sale	3,515	—	—	3,515

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

	December 31, 2012	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Forward loan sale commitments	$47	$—	$—	$47
Derivative loan commitments	154	—	—	154
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,254	—	—	2,254
Foreclosed real estate	2,594	—	—	2,594

The Company did not have cause to transfer any assets between the fair value measurement levels during the nine months ended September 30, 2013 or the year ended December 31, 2012.  There were no liabilities measured at a fair value on a non-recurring basis at September 30, 2013.  There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2012.

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss. Losses on collateral dependent impaired loans for the three months ended September 30, 2013 and 2012, totaled $91,000 and $118,000, respectively.  Losses on collateral dependent loans for the nine months ended September 30, 2013 and 2012, totaled $220,000 and $244,000, respectively.  The losses represent the amount of write-downs during the period on assets held at period end.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.  Losses on foreclosed real estate for the three months ended September 30, 2013 and September 30, 2012 totaled $11,000 and $41,000, respectively.  Losses on foreclosed real estate for the nine months ended September 30, 2013 and 2012 totaled $233,000 and $41,000.

During the nine months ended September 30, 2013, two properties classified in real estate held for sale were adjusted to fair value less cost to sell.  An impairment loss of $482,000 was recognized as a component of non-interest expense.  There were no such losses for the three and nine months ended September 30, 2012.

Derivatives methodology

Fair value changes in mortgage banking derivatives (interest rate lock commitments and commitments to sell fixed-rate residential mortgages) subsequent to inception are estimated using anticipated market prices based on pricing indications provided from syndicate banks and consideration of pull-through and fallout rates.  The fair value of the mortgage banking derivatives are considered to be Level 3 assets.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

The table below presents for the three months ended September 30, 2013 and 2012, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
(Dollars in thousands)	2013	2012
Balance at beginning of period	$1,370	$346
Total realized and unrealized gains (losses) included in net income (unaudited)	(198)	51
Settlements and closed loans	(1,093)	(310)
Balance at end of period	$79	$87
Total unrealized gains (losses) relating to instruments still held at period end	$(198)	$51

The table below presents for the nine months ended September 30, 2013 and 2012, the changes in Level 3 assets and liabilities that are measured on a recurring basis.

	Derivative Loan Commitments and Forward Loan Sale Commitments
(Dollars in thousands)	2013	2012
Balance at beginning of period	$201	$358
Total realized and unrealized gains (losses) included in net income (unaudited)	(81)	205
Settlements and closed loans	(41)	(476)
Balance at end of period	$79	$87
Total unrealized gains (losses) relating to instruments still held at period end	$(81)	$205

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

September 30, 2013

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$207	Investor pricing	Pull-through rate	83.5-100%
			Pricing spreads	99.60-106.92%
Liabilities measured on a recurring basis:
Forward loan sale commitments	129	Investor pricing	Pull-through rate	83.5-100%
			Pricing spreads	94.38-107.46%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	591	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Foreclosed real estate	1,249	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Real estate held for sale	3,515	Appraisal of collateral	Selling costs	5%

December 31, 2012

Assets measured on a recurring basis:
Derivative loan commitments	$154	Investor pricing	Pull-through rate	83.5-100%
			Pricing spreads	101.71-106.13%
Forward loan sale commitments	47	Investor pricing	Pull-through rate	83.5-100%
			Pricing spreads	101.61-106.17%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,254	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Foreclosed real estate	2,594	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%

Estimated Fair Values of Assets and Liabilities

In addition to disclosures regarding the measurement of assets and liabilities carried at fair value on the balance sheet, the Company is also required to disclose fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the balance sheet.  In cases where quoted fair values are not available, fair values are based upon estimates using various valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  The following methods and assumptions were used by the Company in estimating fair values of its financial instruments.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (continued)

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents — The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Federal Home Loan Bank stock — The carrying value of Federal Home Loan Bank stock is deemed to approximate fair value, based on the redemption provisions of the Federal Home Loan Bank.

Loans, net — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans held for sale — Fair values of loans held for sale are based on prevailing market rates for loans with similar characteristics.

Deposits — The fair values of deposits with no stated maturity, such as demand deposits, savings, club and money market accounts, are equal to the amount payable on demand at the reporting date.  Fair values for term certificates are estimated using a discounted cash flow calculation that applies market interest rates currently being offered for deposits of similar remaining maturities.

Borrowed funds — The fair values of the Bank’s FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest — The carrying amounts of accrued interest approximate fair value.

Off-balance sheet credit-related instruments — Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimates of fair value of financial instruments were based on information available at September 30, 2013 and December 31, 2012 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  The fair value of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Because no active market exists for a portion of the Company’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates were based on existing on- and off-balance sheet financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including premises and equipment and foreclosed real estate, and real estate held for sale.

COASTWAY BANCORP, MHC AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements (concluded)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2013 (unaudited)		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$318,049	$319,962	$—	$—	$319,962
Loans held for sale	13,156	13,273			13,273
FHLB stock	2,694	2,694	—	—	2,694
Financial liabilities:
Certificates of deposit	125,033	127,128	—	127,128	—
Borrowed funds	11,000	11,026	—	11,026	—

	December 31, 2012		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$296,999	$305,797	$—	$—	$305,797
Loans held for sale	13,642	13,870	—	—	13,870
FHLB stock	3,036	3,036	—	—	3,036
Financial liabilities:
Certificates of deposit	120,376	122,483	—	122,483	—
Borrowed funds	16,343	16,452	—	16,452	—

(1)         Excluded from this table are certain financial instruments that approximated their fair value, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, accrued interest receivable, non-term deposit accounts, and accrued interest payable.  The respective carrying values of these instruments would all be considered to be classified within Level 1 of their fair value hierarchy.

(6)                                 Subsequent Event

In October 2013, management was notified of a claim made related to a loan application management services contract pertaining to monthly user fees which had not been invoiced over the term of such contract.  The company making the claim acquired the application provider in early 2013.  The claim was for $178,000, covering a multi-year period of fees, though invoices and other communications from such company and/or its predecessor indicated balances due from the Bank, which did not include the fees in question, represented all open invoices or all amounts past due.  Based on the advice of legal counsel, management believes a loss is not probable at this time and the amount of reasonably possible loss or range of loss, if any, is not estimable.

Item 2 -     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s (also referred to herein as,” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Company’s 2012 consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions.  Various statements contained in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company’s future results.  The following important factors, among others, could cause the Company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company’s allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company’s competitive position within its market area and reduce demand for the Company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company’s assets and the availability of funding sources necessary to meet the Company’s liquidity needs; (vi) changes in technology could adversely impact the Company’s operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company’s financial results; (viii) changes in laws and regulations that apply to the Company’s business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act (the “JOBS Act”) and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Company’s financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in “Risk Factors” of the Corporation’s Form S-1 could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company’s 2012 consolidated financial statements included in the Corporation’s Registration Statement on Form S-1, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2012 consolidated financial statements.

Recent Developments

On August 22, 2013, the Board of Directors of the Company, the LLC and the Bank adopted the Plan of Conversion and Reorganization whereby the Company will convert from the mutual holding company form of organization to a stock holding company form of organization, and the Corporation, a new Maryland-chartered stock Corporation will offer between 3,102,500 shares and up to 4,827,125 shares of Corporation common stock on a priority basis to qualifying depositors and tax qualified employee benefit plans of the Bank with any remaining shares to be offered to the public in a community offering and possibly in a syndicated community offering (the “Conversion”).  In connection with the Conversion, the Corporation intends to implement an employee stock ownership plan and intends to contribute to Coastway Cares Charitable Foundation II an amount equal to $300,000 in cash and a number of shares which together will total 3.15% of the gross proceeds of the offering.  The Form S-1 was declared effective by the SEC on November 12, 2013.  Following the completion of the Conversion, the Bank will be 100% owned by the Corporation and the Corporation will be 100% owned by public stockholders.  The Conversion is expected to close in the first quarter of 2014.

Overview

The Company’s earnings are largely dependent on net interest income which is the difference between interest earned on loans, investments and cash and cash equivalents, and the cost of funding (primarily deposits and borrowed funds).  Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin. The re-pricing frequency of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates.  The Company’s earnings are also dependent on the income from secondary mortgage market operations, which is volatile.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale.  Weak or deteriorating economic conditions also tend to reduce loan demand.  The Company’s operating expenses are high as a percentage of net interest income and non-interest income, due to the increase in personnel and prior branch growth as we position the Bank for future growth.

Net income decreased $433,000, or 98.2%, to $8,000 for the three months ended September 30, 2013 from $441,000 for the three months September 30, 2012. Net income decreased due to a decrease in non-interest income of $700,000 and an increase of $334,000 in non-interest expense, partially offset by an increase in net interest income of $222,000, a decline in the provision for loan losses of $123,000 and a decline in income tax provision of $256,000. The decrease in non-interest income was primarily the result of a decline in gains on sale of loans, net of $785,000. During the three months ended September 30, 2012, SBA loans totaling $3.0 million were sold for a gain of $281,000 as compared to no SBA loan sales during the three months ended September 30, 2013.  Gains on sale of mortgage loans decreased $498,000 from $1.0 million for the three months ended September 30, 2012 to $518,000 for the three months ended September 30, 2013. The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $366,000 and occupancy expense of $104,000 due to the hiring of additional personnel related to two new branches that opened in late 2012 and early 2013 along with general merit increases.  Salaries and employee benefits expense also increased due to $79,000 of supplemental executive retirement plan expense as the plan was implemented beginning July 1, 2013.

Net income decreased $669,000, or 72.6%, to $253,000 for the nine months ended September 30, 2013 from $922,000 for the nine months September 30, 2012. Net income decreased due to a decrease in non-interest income of $434,000 and an increase of $1.6 million in non-interest expense, partially offset by an increase in net interest income of $467,000, a decline in the provision for loan losses of $498,000 and a decline in income tax provision of $428,000. The decrease in non-interest income was primarily the result of a decline in gains on sale of loans, net of $459,000. During the nine months ended September 30, 2012, SBA loan sale gains of $468,000 were realized as compared to $236,000 of gains on SBA loan sales during the nine months ended September 30, 2013.  Gains on sale of mortgage loans decreased $317,000 from $2.4 million for the nine months ended September 30, 2012 to $2.1 million for the nine months ended September 30, 2013. The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $791,000 and occupancy expense of $311,000 due to the hiring of additional personnel related to two new branches that opened late in 2012 and early 2013 along with general merit increases.  Salaries and employee benefits expense also increased due to $79,000 of supplemental executive retirement plan expense as the plan was implemented beginning July 1, 2013.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Assets.  Our total assets increased $25.9 million, or 7.3%, to $380.5 million at September 30, 2013 from $354.6 million at December 31, 2012 primarily due to an increase in total loans and Bank-owned life insurance.  Total loans (excluding loans held for sale) increased $20.9 million, or 7.1%, to $317.6 million at September 30, 2013 from $296.7 million at December 31, 2012.  The increase in total loans was primarily due to an increase of $18.4 million, or 23.4%, in residential one- to four-family family loans which increased to $97.0 million at September 30, 2013 from $78.7 million at December 31, 2012. During 2013, we increased our lending in jumbo one- to four-family residential loans held in portfolio.  Bank-owned life insurance (“BOLI”) totaled $4.0 million at September 30, 2013 due to the purchase of BOLI on certain executive officers in July 2013.  BOLI provides us with a funding source for our employee benefit plan obligations.  Coastway Community Bank is the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the net cash surrender value of the underlying policies. BOLI income is non-taxable.

Loans

A summary of the balances of loans are as follows:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate
One- to four- family	$97,014	30.54%	$78,633	26.50%
Home equity loans and lines of credit	82,581	26.00%	83,154	28.03%
Commercial real estate	83,840	26.40%	81,754	27.56%
Commercial Business	8,054	2.53%	7,899	2.66%
Commercial Construction	6,834	2.15%	3,302	1.11%
SBA Loans	37,605	11.84%	39,628	13.36%
Consumer	1,702	0.54%	2,320	0.78%

Total loans	317,630	100.00%	296,690	100.00%

Other items:
Net deferred loan costs	2,027		1,878
Allowance for loan losses	(1,608)		(1,569)
Total loans, net	$318,049		$296,999

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $30.7 million, or 10.0%, to $338.5 million at September 30, 2013 from $307.8 million at December 31, 2012, primarily as a result of an increase in the balance of non-interest bearing demand deposit accounts of $7.0 million, or 12.2%, an increase of $11.5 million in the balance of savings and interest bearing demand deposit accounts, or 14.9%, an increase of $7.2 million in the balance of money market accounts, or 14.0%, and an increase in the balance of certificates of deposit of $4.7 million, or 3.9%. Customers have generally continued to maintain funds in more liquid deposit accounts in periods of low interest rates. We have also continued to expand our services to our small business customers.  However, we experienced an increase in certificates of deposit during the nine months ended September 30, 2013 as some of our customers elected to lock in rates in five year certificates of deposit which yield a higher interest rate.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$64,646	19.10%	$57,608	18.72%
Money market accounts	58,774	17.36%	51,570	16.75%
Savings accounts	88,498	26.15%	77,042	25.03%
Club accounts	1,533	0.45%	1,197	0.39%
Total transaction accounts	213,451	63.06%	187,417	60.89%
Certificates of deposit	125,033	36.94%	120,376	39.11%
Total deposits	$338,484	100.0%	$307,793	100.0%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston as an alternate funding source. Borrowed funds at September 30, 2013 totaled $11.0 million as compared to $16.3 million at December 31, 2012, a decrease of $5.3 million, or 32.7%.  Borrowed funds at September 30, 2013 were primarily comprised of $9.0 million in overnight advances at a weighted average rate of 0.31% as compared to overnight advances of $13.0 million at December 31, 2012 and declined due to the increase in our deposits.  Long-term advances at December 31, 2012 amounted to $3.3 million at a weighted average rate of 3.81% with $1.3 million in long-term advances maturing in 2013 with the remainder maturing in 2014 and 2015. The decrease in long-term advances in 2013 of $1.3 million was due to maturities.

Total Retained Earnings.  Total retained earnings increased to $27.5 million at September 30, 2013 from $27.3 million at December 31, 2012.  The increase in retained earnings was due to net income of $253,000 during the nine months ended September 30, 2013.

Nonperforming Assets

Loans on which the accrual of interest has been discontinued are designated as non-performing loans.  Accrual of interest on loans is generally discontinued when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is performing.  When a loan is placed on non-accrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans is applied against principal or interest or is recognized in income on a cash basis.  Generally, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Non-performing loans decreased to $6.5 million, or 2.06% of total loans at September 30, 2013, from $7.7 million, or 2.58% of total loans, at December 31, 2012 primarily due to a $782,000 decrease in non-performing one-to four- family residential loans.

Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modifications of the terms of such loans were one of the following:  a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payment added to the principal of the loan.  Loans on nonaccrual status at the date of modification are initially classified as non-accrual troubled debt restructurings.  Troubled debt restructured loans may be returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring.  Satisfactory payment performance is generally six months of current payments.

Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less costs to sell.

Non-performing assets are comprised of non-performing loans, and foreclosed real estate.  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  Despite prudent loan underwriting, adverse changes within the Company’s market area, or deterioration in local, regional or national economic conditions, could negatively impact the Company’s level of non-performing loans and assets in the future.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Nonaccrual loans:
Residential real estate mortgage loans:
One- to four-family	$2,052	$2,305
Home equity loans and lines of credit	228	779
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	644	569
Commercial construction loans	—	—
Consumer loans	13	—
Total nonaccrual loans	$2,937	$3,653
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
One- to four-family	$2,939	$3,468
Home equity loans and lines of credit	25	25
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	642	502
Commercial construction loans	—	—
Consumer loans	—	13
Total non-accruing troubled debt restructured loans	$3,606	$4,008
Total nonperforming loans	6,543	7,661
Foreclosed real estate:
One- to four-family	1,580	2,502
Home equity loans and lines of credit	79	92
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	$1,659	2,594
Total nonperforming assets	$8,202	10,255

Total accruing troubled debt restructured loans	$3,135	$2,177
Delinquent loans 60 — 89 days past due	$1,059	$800
Loans 60-89 days past due to total loans	0.33%	0.27%
Ratios:
Non-performing loans to total loans	2.06%	2.58%
Non-performing assets to total assets	2.16%	2.89%

For the nine months ended September 30, 2013 and for the year ended December 31, 2012, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $161,000 and $316,000, respectively.  The amount that was included in interest income on such loans totaled $117,000 and $233,000 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

Asset quality

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard”, “doubtful”, or “loss”. As asset is “substandard” if is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses present to make collection or liquidation in full on the basis of currently existing facts, conditions, and values, “highly questionable and improbable”.    Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the “watch list” initially because of emerging financial weaknesses even thought the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing.  If a loan deteriorates in asset quality the classification is changed to “special mention”, “substandard” “doubtful” or “loss” depending on the circumstances and the evaluation.  Based on this review, we had classified or held as special mention the following as of the date indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Special mention	$761	$1,257
Substandard	3,774	5,255
Doubtful	164	—
Loss	—	—
Total classified and special mention loans	$4,699	$6,512

Allowance for Loan Losses

The allowance for loan losses is the amount necessary to reflect probable incurred losses in the portfolio.  The Company evaluates the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements:  (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the portfolio.  Although the Company determines the amount of each element of the allowance separately, the entire allowance is available for the entire portfolio.

The Company identifies loans that may need to be charged off by reviewing delinquent loans, classified loans, and other loans about which management may have concerns about collectability.  For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in a charge-off of the loan or the portion of the loan that was impaired.

Among other factors, the Company considers current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for the Company’s residential real estate portfolio.  The Company uses evidence obtained from its own loan portfolio, including loss history, as well as published housing data in its local markets from third party sources believed to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of the Company’s loans are secured by collateral.  Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established.  Typically for a non-performing impaired real estate loan, the value of the underlying collateral is estimated using an independent appraisal, adjusted for property specific conditions and other factors, and related specific reserves are adjusted on a quarterly basis. If a non-performing impaired real estate loan is in the process of foreclosure, and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, a new appraisal may be ordered.  Any shortfall would result in immediately charging off the portion of the loan that was impaired.

The Company evaluates the need for a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral dependent loans, the fair value of the collateral less estimated selling expenses.

A general allowance for loans is established for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets.  This general valuation allowance is determined by segregating the loans by loan category (segments) and assigning allowance percentages based on historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio.  The allowance may be adjusted for significant factors that in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in the existing general economic and business conditions affecting the Company’s primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are reevaluated quarterly to ensure their relevance in the current and overall economic environment and in relation to trends in the loan portfolio.

Despite prudent loan underwriting, adverse changes within the Company’s market area, or further deterioration in the local, regional or national economic conditions could negatively impact the Company’s level of non-performing assets in the future.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$1,569	$1,424

Provision for loan losses	338	836

Charge-offs:
One to four family	—	154
Home equity loans and lines of credit	345	708
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	13	90
Commercial construction	—	—
Consumer	15	40
Total charge-offs	373	992
Recoveries on charged-off loans
One to four family	10	8
Home equity loans and lines of credit	9	7
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	42	30
Commercial construction	—	—
Consumer	13	10
Total recoveries	74	55

Net (charge-offs) recoveries	(299)	(937)
Balance at end of period	$1,608	$1,323
Annualized net loans charge-offs to average loans outstanding	0.12%	0.44%
Allowance for loan losses to non-performing loans at end of period	24.58%	22.43%
Allowance for loan losses to total loans at end of period	0.51%	0.47%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s Form S-1 for additional information regarding the Company’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and September 30, 2012

General.  Net income decreased $433,000, or 98.2%, to $8,000 for the three months ended September 30, 2013 from $441,000 for the three months September 30, 2012. Net income decreased due to a decrease in non-interest income of $700,000 and an increase of $334,000 in non-interest expense, partially offset by an increase in net interest income of $222,000, a decline in the provision for loan losses of $123,000 and a decline in income tax provision of $256,000. The decrease in non-interest income was primarily the result of a decline in gains on sale of loans, net of $785,000. During the three months ended September 30, 2012, SBA loans totaling $3.0 million were sold for a gain of $281,000 as compared to no SBA loan sales during the three months ended September 30, 2013.  Gains on sale of mortgage loans decreased $498,000 from $1.0 million for the three months ended September 30, 2012 to $518,000 for the three months ended September 30, 2013. The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $366,000 and occupancy expense of $104,000 due to the hiring of additional personnel related to two new branches that opened in late 2012 and early 2013 along with general merit increases.  Salaries and employee benefits expense also increased due to $79,000 of supplemental executive retirement plan expense as the plan was implemented beginning July 1, 2013.

Interest Income.  Interest income increased $211,000, or 6.4%, to $3.5 million for the three months ended September 30, 2013 from $3.3 million for the three months ended September 30, 2012.  The increase reflected an increase in the average balance of interest earning assets of $35.6 million to $340.2 million for the three months ended September 30, 2013 as compared to $304.7 million for the three months ended September 30, 2012, partially offset by a decrease in the average yield on interest-earning assets to 4.11% for the three months ended September 30, 2013 as compared to 4.32% for the three months ended September 30, 2012.  Substantially all of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $215,000, or 6.5%, to $3.5 million for the three months ended September 30, 2013 from $3.3 million for the three months ended September 30, 2012.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $40.6 million to $331.8 million for the three months ended September 30, 2013 as compared to $291.1 million for the three months ended September 30, 2012, partially offset by a decrease in the average yield on loans which declined to 4.21% for the three months ended September 30, 2013 as compared to 4.51% for the three months ended September 30, 2012.  The increase in our average balance of loans was principally due to the growth in our residential one- to four-family loan portfolio, reflecting the low interest rate environment that existed for residential mortgage loans during the three months ended September 30, 2013.  The 30 basis point decline in the average yield on loans was primarily the result of the low interest rate environment as new loans were added to the portfolio at lower interest rates.

Interest Expense. Interest expense decreased $11,000, or 1.7%, to $646,000 for the three months ended September 30, 2013 from $657,000 for the three months ended September 30, 2012 due to a decline in the average cost of deposits of 14 basis points to 0.91% for the three months ended September 30, 2013 as compared to 1.05% for the three months ended September 30, 2012 as a result of the low interest rate environment.  The average cost of certificates of deposit declined from 1.83% for the three months ended September 30, 2012 to 1.69% for the three months ended September 30, 2013.  The average cost of savings accounts decreased 4 basis points to 0.14% for the three months ended September 30, 2013 as we lowered such rates effective July 1, 2013.  Partially offsetting the decrease in the average cost of deposits was the average balance of deposits which increased $19.7 million to $265.0 million for the three months ended September 30, 2013 from $245.3 million for the three months ended September 30, 2012, as average balances increased across all deposit types other than club accounts. The average balance of certificates of deposit increased to $123.9 million for the three months ended September 30, 2013 as compared to $115.0 million for the three months ended September 30, 2012, primarily due to our competitive pricing in   certificates of deposit, in anticipation of a future increase in interest rates.

Interest expense on borrowed funds decreased $3,000 to $30,000 for the three months ended September 30, 2013 from $33,000 for the three months ended September 30, 2012 due to a decline in the average cost of borrowed funds, which decreased from 3.87% for the three months ended September 30, 2012 to 0.76% for the three months ended September 30, 2013.  The average balance of borrowed funds increased to $15.6 million for the three months ended September 30, 2013 from $3.4 million for the three months ended September 30, 2012, as we increased the average balance of lower cost overnight borrowings which decreased the overall cost of borrowed funds.

Net Interest Income.  Net interest income increased $222,000, or 8.3%, to $2.9 million for the three months ended September 30, 2013 from $2.7 million for the three months ended September 30, 2012. This increase was due to a $35.6 million increase in net interest-earning assets to $340.2 million for the three months ended September 30, 2013. This growth in net interest-earning assets was offset by a decrease in our interest rate spread of 7 basis points to 3.20% for the three months ended September 30, 2013 as compared to 3.27% for the prior year period.

Rate / Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the periods indicated.  Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).  For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended September 30, 2013 vs. 2012
	Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$215	$441	$(226)
Cash and cash equivalents	(5)	(30)	25
Federal Home Loan Bank of Boston stock and other investments	1	(0)	1
Total interest-earning assets	211	411	(200)
Interest-bearing liabilities:
Money Market accounts	3	4	(1)
Savings accounts	(5)	3	(8)
Club accounts	(1)	—	(1)
Certificates of deposit	(5)	40	(45)
Borrowed Funds	(3)	41	(44)
Total interest-bearing liabilities	(11)	88	(99)
Net interest income	$222	$323	$(101)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2013 and 2012.  No tax-equivalent yield adjustments were made, as we had non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$331,784	$3,523	4.21%	$291,149	$3,308	4.51%
Cash and cash equivalents	5,737	2	0.14%	10,476	7	0.27%
Federal Home Loan Bank of Boston stock and other investments	2,694	3	0.44%	3,036	2	0.26%
Total interest-earning assets	340,215	3,528	4.11%	304,661	3,317	4.32%
Non-interest-earning assets	35,692			31,201
Total assets	$375,907			$335,862

Liabilities and Equity:
Money market accounts	$57,545	60	0.41%	$53,462	57	0.42%
Savings accounts	82,095	30	0.14%	75,287	35	0.18%
Club accounts	1,537		0.00%	1,605	1	0.25%
Certificates of Deposit	123,937	526	1.69%	114,964	531	1.83%
Total interest-bearing deposits	265,114	616	0.92%	245,318	624	1.01%
Borrowed Funds	15,641	30	0.76%	3,386	33	3.87%

Total interest bearing liabilities	280,755	646	0.91%	248,704	657	1.05%
Non-interest bearing liabilities	63,441			56,144
Other	4,529			4,696
Total liabilities	348,725			309,544
Retained earnings	27,182			26,318
Total liabilities and retained earnings	$375,907			$335,862

Net interest income		$2,882			$2,660
Net interest rate spread(1)			3.20%			3.27%
Net interest-earning assets(2)		$59,460			$55,957
Net interest margin(3)			3.36%			3.46%
Average interest-earning assets to interest-bearing liabilities			121.18%			122.50%

(1)         Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)         Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $129,000 was recorded to the allowance for loan losses during the three months ended September 30, 2013, a decrease of $123,000 as compared to a provision of $252,000 for the three months ended September 30, 2012. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the three months ended September 30, 2013, a provision of $59,000 was recorded relating to the home equity loan portfolio.  We recorded net charge-offs on the home equity loan portfolio of $127,000 during the three months ended September 30, 2013.  Home equity loans declined $1.9 million during the three months ended September 30, 2013.  We experienced net recoveries on the residential one- to four-family loan portfolio of $3,000 during the three months ended September 30, 2013, but allocated a provision of $40,000 due to residential loan growth of $10.0 million during the three months ended September 30, 2013. While the SBA portfolio also experienced net recoveries of $4,000 during the three months ended September 30, 2013, a provision of $26,000 was allocated to increase specific reserves on impaired loans in this portfolio.

A provision of $252,000 was recorded during the three months ended September 30, 2012.  The provision for the three months ended September 30, 2012 was principally allocated to the home equity and SBA loan portfolios.  During the three months ended September 30, 2012, the home equity loan portfolio had net charge-offs of $77,000 with a provision of $131,000 recorded.  The SBA segment experienced net charge-offs of $38,000 and an increase in specific reserves of $32,000 and as such, the provision for SBA loans was $80,000 for the three months ended September 30, 2012.

Non-Interest income.  Non-interest income declined $700,000, or 33.7%, to $1.4 million for the three months ended September 30, 2013 from $2.1 million for the three months ended September 30, 2012.  The decrease in non-interest income was primarily the result of a decline in gains on sale of loans, net of $785,000 for the three months ended September 30, 2013. During the three months ended September 30, 2012, SBA loan sale income totaled $281,000 as compared to no SBA loan sales during the three months ended September 30, 2013. Gains on sale of mortgage loans decreased $498,000 from $1.0 million for the three months ended September 30, 2012 to $518,000 for the three months ended September 30, 2013.  The decrease in gains on sale of mortgage loans resulted from a $228,000 reduction in net cash gains on sale due to a decrease in the net margin earned on such loan sales. As interest rates increased nationally in the late spring/early summer of 2013, and refinancing volume slowed from previous quarters, local competition caused us to lower our interest rates, which reduced the net gain on loan sales as the third parties purchasing our mortgage loans decreased the premium they were willing to pay us. In addition, as the volume of our loan sales decreased, the fair value of mortgage loan commitment derivatives also declined and we recorded a loss in the fair value of our mortgage derivatives of $197,000 during the three months ended September 30, 2013 as compared to a gain of $51,000 during the three months ended September 30, 2012. During the three months ended September 30, 2013, we also recorded a loss of $28,000 upon the transfer of four loans to portfolio from loans held for sale, to record the loans at the lower of cost or market value.

Other non-interest and BOLI income increased $66,000 for the three months ended September 30, 2013, of which $27,000 related to income on BOLI that was purchased in July 2013.

Non-Interest expense.  Non-interest expense increased $334,000, or 8.9%, to $4.1 million for the three months ended September 30, 2013 from $3.7 million for the three months ended September 30, 2012. The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $366,000 and occupancy expense of $104,000 due to the hiring of additional personnel related to two new branches that opened late in 2012 and early 2013 along with general merit increases.  Full time equivalent employees increased from 132 employees at September 30, 2012 to 144 employees at September 30, 2013.  Salaries and employee benefits expense also increased due to $79,000 of supplemental executive retirement plan expense as the plan was implemented beginning July 1, 2013.  Advertising expenses declined $64,000, or 42.7%, during the three months ended September 30, 2013 to $86,000 as compared to $150,000 for the prior year period due to production and development costs incurred on a television advertising campaign in 2012 that did not recur in the 2013 period.

Income tax provision.  Income tax provision declined to $40,000 for the three months ended September 30, 2013 from $296,000 for the three months ended September 30, 2012.  The decline in income tax provision was primarily due to a reduction in pre-tax income of $689,000 during the three months ended September 30, 2013.  During the three months ended September 30, 2013, charitable contribution loss carry forwards from 2009 of $20,000 were written off as we do not expect to realize the deduction.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and September 30, 2012

General.  Net income decreased $669,000, or 72.6%, to $253,000 for the nine months ended September 30, 2013 from $922,000 for the nine months September 30, 2012. Net income decreased due to a decrease in non-interest income of $434,000 and an increase of $1.6 million in non-interest expense, partially offset by an increase in net interest income of $467,000, a decline in the provision for loan losses of $498,000 and a decline in income tax provision of $428,000. The decrease in non-interest income was primarily the result of a decline in gains on sale of loans, net of $549,000. During the nine months ended

September 30, 2012, SBA loan sale gains of $468,000 were realized as compared to $236,000 of gains on SBA loan sales during the nine months ended September 30, 2013.  Gains on sale of mortgage loans decreased $317,000 from $2.4 million for the nine months ended September 30, 2012 to $2.1 million for the nine months ended September 30, 2013. The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $791,000 and occupancy expense of $311,000 due to the hiring of additional personnel related to two new branches that opened late in 2012 and early 2013 along with general merit increases.  Salaries and employee benefits expense also increased due to $79,000 of supplemental executive retirement plan expense as the plan was implemented beginning July 1, 2013.

Interest Income.  Interest income increased $467,000, or 4.7%, to $10.4 million for the nine months ended September 30, 2013 from $9.9 million for the nine months ended September 30, 2012.  The increase reflected an increase in the average balance of interest earning assets of $33.0 million to $333.4 million for the nine months ended September 30, 2013 as compared to $300.4 million for the nine months ended September 30, 2012, partially offset by a decrease in the average yield on interest-earning assets to 4.17% for the nine months ended September 30, 2013 as compared to 4.42% for the nine months ended September 30, 2012.  Substantially all of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $479,000, or 4.8%, to $10.4 million for the nine months ended September 30, 2013 from $9.9 million for the nine months ended September 30, 2012.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $37.9 million to $324.5 million for the nine months ended September 30, 2013 as compared to $286.5 million for the nine months ended September 30, 2012, partially offset by a decrease in the average yield on loans, which declined to 4.28% for the nine months ended September 30, 2013 as compared to 4.62% for the nine months ended September 30, 2012.  The increase in our average balance of loans was principally due to the growth in our residential one- to four-family loan portfolio, reflecting the low interest rate environment that existed for residential mortgage loans during the nine months ended September 30, 2013.  The 34 basis point decline in the average yield on loans was primarily the result of the low interest rate environment as new loans were added to the portfolio at lower interest rates.

Interest Expense. Interest expense remained unchanged at $2.0 million for both the nine months ended September 30, 2013 and September 30, 2012.  Interest expense on deposits increased $13,000 as a result of an increase in the average balance of deposits of $17.8 million, partially offset by a decline in the average cost of deposits of six basis points during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The average balance of savings and interest bearing demand deposit accounts increased $6.2 million from $74.4 million for the nine months ended September 30, 2012 to $80.5 million for the nine months ended September 30, 2013. The average balance of certificate of deposit accounts increased to $122.4 million for the nine months ended September 30, 2013 as compared to $113.5 million for the nine months ended September 30, 2012, primarily due to our competitive pricing on certificates of deposit, in anticipation of a future increase in interest rates.  The average cost of certificates of deposit declined 14 basis points from 1.87% for the nine months ended September 30, 2012 to 1.73% for the nine months ended September 30, 2013 as a result of the low interest rate environment.

Interest expense on borrowed funds decreased $13,000, or 11.7%, to $98,000 for the nine months ended September 30, 2013.  The decrease was principally due to a decrease in the average cost of borrowings which declined from 3.24% for the nine months ended September 30, 2012 to 0.93% for the nine months ended September 30, 2013 due to a higher proportion of our borrowings consisting of lower costing overnight borrowings.  The average balance of borrowed funds increased to $14.1 million for the nine months ended September 30, 2013 from $4.6 million for the nine months ended September 30, 2012.

Net Interest Income.  Net interest income increased $467,000, or 5.8%, to $8.4 million for the nine months ended September 30, 2013 from $8.0 million for the nine months ended September 30, 2012. This increase was due to a $33.0 million increase in net interest-earning assets to $333.4 million for the nine months ended September 30, 2013. This growth in net interest-earning assets was offset by a decrease in our interest rate spread of 15 basis points to 3.20% for the nine months ended September 30, 2013 as compared to 3.35% for the prior year period.

Rate / Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the periods indicated.  Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).  For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Nine Months Ended September 30, 2013 vs. 2012 Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$479	$1,250	$(771)
Cash and cash equivalents	(12)	(4)	(8)
Federal Home Loan Bank of Boston stock and other investments	0	(1)	1
Total interest-earning assets	467	1,245	(778)

Interest-bearing liabilities
Money Market accounts	7	9	(2)
Savings accounts	17	13	4
Club accounts	(1)	—	(1)
Certificates of Deposit	(10)	120	(129)
Borrowed Funds	(13)	108	(121)

Total interest-bearing liabilities	1	250	(249)
Net interest income	$467	$995	$(529)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2013 and 2012.  No tax-equivalent yield adjustments were made, as we had non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

The following table presents the Company’s average balance sheet, net interest income and average rates for the nine months ended September 30, 2013 and 2012.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$324,478	$10,387	4.28%	$286,535	$9,908	4.62%
Cash and cash equivalents	6,105	2	0.04%	10,698	14	0.17%
Federal Home Loan Bank of Boston stock and other investments	2,780	12	0.58%	3,128	12	0.51%
Total interest earning assets	333,363	10,401	4.17%	300,361	9,934	4.42%
Non-interest-earning assets	32,510			29,758
Total assets	$365,873			$330,119
Liabilities and Equity:
Money market accounts	$54,534	172	0.42%	$51,800	165	0.43%
Savings accounts	80,535	123	0.20%	74,372	106	0.19%
Club accounts	1,454	2	0.18%	1,432	3	0.28%
Certificates of Deposit	122,448	1,582	1.73%	113,540	1,592	1.87%
Total interest-bearing deposits	258,971	1,879	0.97%	241,144	1,866	1.03%
Borrowed Funds	14,060	98	0.93%	4,585	111	3.24%
Total interest-bearing liabilities	273,031	1,977	0.97%	245,729	1,977	1.08%
Non-interest-bearing liabilities	61,528			53,654
Other	3,578			4,612
Total liabilities	338,137			303,995
Retained earnings	27,736			26,124
Total liabilities and retained earnings	$365,873			$330,119
Net interest income		$8,424			$7,957
Net interest rate spread(1)			3.20%			3.35%
Net interest earning assets(2)		$60,332			$54,632
Net interest margin(3)			3.38%			3.54%
Average interest-earning assets to interest-bearing liabilities			122.10%			122.23%

(1)         Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)         Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $338,000 was recorded to the allowance for loan losses during the nine months ended September 30, 2013, a decrease of $498,000 as compared to a provision of $836,000 for the nine months ended September 30, 2012. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the nine months ended September 30, 2013, a provision of $243,000 was recorded relating to the home equity loan portfolio.  We recorded net charge-offs on the home equity loan portfolio of $336,000 during the nine months ended September 30, 2013.  Home equity loans declined $573,000 during the nine months ended September 30, 2013.  We experienced net recoveries on the residential one- to four-family loan portfolio of $10,000 during the nine months ended September 30, 2013, but allocated a provision of $56,000 due to residential loan growth of $18.4 million during the nine months ended September 30, 2013.

A provision of $836,000 was recorded during the nine months ended September 30, 2012.  The provision for the nine months ended September 30, 2012 was principally allocated to the home equity loan portfolio.  During the nine months ended September 30, 2012, the home equity loan portfolio had net charge-offs of $701,000 with a provision of $636,000 recorded.  Included in home equity charge-offs for the nine months ended September 30, 2012 was a $250,000 charge-off on one loan, which had been 60 days delinquent at December 31, 2011.

Non-Interest income.  Non-interest income declined $434,000, or 8.3%, to $4.8 million for the nine months ended September 30, 2013 from $5.2 million for the nine months ended September 30, 2012.  The decrease in non-interest income was primarily the result of a decline in gains on sale of loans, net of $549,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we recognized SBA loan sale income of $468,000 as compared to $236,000 of SBA loan sales income during the nine months ended September 30, 2013.  Gains on sale of mortgage loans decreased $317,000 from $2.4 million for the nine months ended September 30, 2012 to $2.1 million for the nine months ended September 30, 2013.  The decrease in gains on sale of mortgage loans resulted from a $4,000 reduction in net cash gains on sale primarily in the third quarter of 2013. As interest rates increased nationally in the late spring/early summer of 2013 and refinancing volume slowed from previous quarters, local competition caused us to lower our interest rates, which reduced the net gain on loan sales as the third parties purchasing our mortgage loans decreased the premium they were willing to pay us. In addition, as the volume of our loan sales decreased, the fair value of our mortgage loan commitment derivatives also declined and we recorded a loss in the fair value of our mortgage derivatives of $80,000 during the nine months ended September 30, 2013 as compared to a gain of $205,000 during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we also recorded a loss of $28,000 upon the transfer of four loans to portfolio from loans held for sale, to record the loans at the lower of cost or market value.

Other non-interest and BOLI income increased $83,000 for the nine months ended September 30, 2013, of which $27,000 related to income on BOLI that was purchased in July 2013.

Non-Interest expense.  Non-interest expense increased $1.6 million, or 15.1%, to $12.4 million for the nine months ended September 30, 2013 from $10.8 million for the nine months ended September 30, 2012.  The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $791,000 and occupancy expense of $311,000 due to the hiring of additional personnel related to two new branches that opened in late 2012 and early 2013 along with general merit increases.  Full time equivalent employees increased from 132 employees at September 30, 2012 to 144 employees at September 30, 2013.  Salaries and employee benefits expense also increased due to $79,000 of supplemental executive retirement plan expense as the plan was implemented beginning July 1, 2013.  Impairment loss on real estate held for sale increased $482,000 for the nine months ended September 30, 2013 related to the write-down of two real estate properties that were reclassified to held for sale from premises and equipment and real estate held for investment during the second quarter of 2013.  Foreclosed real estate expense increased $205,000 during the nine months ended September 30, 2013 due primarily to the write-down of $180,000 on a foreclosed real estate owned property for which we lowered our list price on the property. Other general and administrative costs increased $156,000, or 15.7%, due to an increase of $55,000 in loan servicing expenses and an increase of $72,000 in equipment and ATM repairs. Professional fees declined $224,000, or 39.5%, to $343,000 for the nine months ended September 30, 2013 as compared to $567,000 for the nine months ended September 30, 2012 as a result of costs incurred in the 2012 period related to the formation of our mutual holding company. Advertising expenses declined $122,000, or 34.8%, during the nine months ended September 30, 2013 to $229,000 as compared to $351,000 for the prior year period due to production and development costs incurred for the television advertising campaign in 2012 that did not recur in the 2013 period.

Income tax provision.  Income tax provision declined to $187,000 for the nine months ended September 30, 2013 from $615,000 for the nine months ended September 30, 2012.  The decline in income tax provision was primarily due to a reduction in pre-tax income of $1.1 million during the nine months ended September 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability

Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2013.

The Bank regularly monitors and adjusts its investments in liquid assets based upon an assessment of:

(i)             Expected loan demand;

(ii)          Expected deposit flows and borrowing maturities;

(iii)       Yields available on interest-earning deposits; and

(iv)      The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and are also used to pay off short-term borrowings.

The Bank’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At September 30, 2013, cash and cash equivalents totaled $7.7 million.

The Bank’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2013, the Bank had $7.8 million in commitments to originate loans, $9.7 million of which will be sold.  In addition to commitments to originate loans, the Bank had $70.0 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of September 30, 2013 totaled $45.3 million, or 13.4%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $27.2 million.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before September 30, 2014.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of September 30, 2013.

The Bank’s primary investing activity is originating loans.  During the nine months ended September 30, 2013 and for the year ended December 31, 2012, loan originations, net of principal repayments totaled $25.6 million, and $38.0 million of loans, respectively.

In June 2013, the Company entered into a purchase and sale agreement for $8.8 million to purchase a new corporate headquarters building which is currently under construction.  The Company expects to close on the purchase in the second quarter of 2014, and relocate from its current headquarters.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank of Boston advances.  We experienced a net increase in deposits of $30.7 million, and $24.8 million for the nine months ended September 30, 2013 and for the year ended December 31, 2012 , respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by use and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Federal Home Loan Bank of Boston advances were $11.0 million and $16.3 million at September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, we had the ability to borrow up to an additional $58.4 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At September 30, 2013, the Bank had the capacity to borrow up to $15.3 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of September 30, 2013, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized,” the Bank must maintain minimum Total Capital and Tier 1 Capital ratios of 10% and 6% respectively, and,  maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of September 30, 2013 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$29,636	10.13%	$23,399	8.00%	$29,248	10.00%
Tier 1 Capital (to risk weighted assets)	$28,028	9.58%	$11,699	4.00%	$17,549	6.00%
Tier 1 leverage Capital (to average assets)	$28,028	7.46%	$15,039	4.00%	$18,799	5.00%

Item 3 -     Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4 -     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on this evaluation, the Corporation’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended September 30, 2013) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At September 30, 2013, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not applicable to smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended September 30, 2013.  Neither the Corporation nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Corporation’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2013.

Item 3 -                             Defaults upon Senior Securities

Not Applicable

Item 4 -                             Mine Safety Disclosures

Not Applicable

Item 5 -                             Other Information

Not Applicable

Item 6 -     Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)
32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2013 and (vi) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: December 16, 2013
	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)