Form 10-K
period 2013-12-31
Coastway Bancorp, Inc.
filed 2014-03-26
CIK 1585023

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2013
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 001-36263

Coastway Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	46-4149994 (I.R.S. Employer Identification Number)
One Coastway Plaza, Cranston, Rhode Island (Address of Principal Executive Offices)	02910 (Zip Code)

(401) 330-1600
(Registrant's telephone number)

         Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

         Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of March 25, 2014, there were issued and outstanding 4,949,179 shares of the Registrant's Common Stock.

         As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $0.

DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 22, 2014 (Part III).

PART I

Item 1.    Business

EXPLANATORY NOTE

        Coastway Bancorp, Inc., a Maryland corporation (or the "Company"), was formed to serve as the stock holding company for Coastway Community Bank (or the "Bank") as part of its conversion from the mutual to the stock form of ownership. As of December 31, 2013, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Coastway Bancorp, MHC, the Company's predecessor is included in this annual report.

Forward Looking Statements

        This annual report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the "FASB") or the Public Company Accounting Oversight Board ("PCAOB") could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in "Risk Factors" contained in Item 1A could be realized, which could have a material adverse effect on the Company's business, financial condition and results of operation. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Coastway Bancorp, Inc.

        Coastway Bancorp, Inc. is a Maryland corporation and owns 100% of the common stock of Coastway Community Bank. On January 14, 2014, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of Coastway Bancorp, MHC, selling 4,827,125 shares of common stock at $10.00 per share (contributing $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II) and raising $48.3 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank. At December 31, 2013, Coastway Bancorp, MHC had total assets of $432.7 million, total deposits of $329.9 million, and total equity of $27.8 million. Our executive offices are located at One Coastway Plaza, Cranston, Rhode Island 02910. Our telephone number at this address is (401) 330-1600.

Coastway Community Bank

        Coastway Community Bank is a Rhode Island chartered savings bank headquartered in Cranston, Rhode Island. Coastway Community Bank was originally organized in 1920 as the Telephone Workers Credit Union, a Rhode Island credit union, and later we changed our name to Coastway Credit Union. In 2000, Coastway Credit Union merged with Ocean State Community Credit Union, also located in Rhode Island. In 2009, in order to give us greater business lending authority, Coastway Credit Union converted to a Rhode Island chartered mutual savings bank and changed its name to Coastway Community Bank. In 2013, we reorganized into the mutual holding company structure by forming Coastway Bancorp, MHC, a Rhode Island chartered mutual holding company which was eliminated in January, 2014 when we completed our initial public offering.

        We provide financial services to individuals, families and businesses throughout Rhode Island from our nine banking offices located in Providence County and Kent County, Rhode Island. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, U.S. Small Business Administration ("SBA") loans and, to a lesser extent, commercial business loans, commercial construction loans and consumer loans. We sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate, and depending on market conditions, we may also sell the guaranteed portions of SBA loans that we originate. We offer a variety of deposit accounts to consumers and small businesses, including certificate of deposit accounts, savings accounts, demand deposit accounts, money market accounts and club accounts. We also offer online and mobile banking services. Our website address is www.coastway.com. Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Market Area

        We conduct our operations from our main office and nine full-service banking offices in Rhode Island. Our primary deposit market includes the areas surrounding our banking offices in Providence and Kent Counties, Rhode Island. Our primary lending market includes Providence and Kent Counties, greater Rhode Island and nearby communities in the states of Connecticut and Massachusetts. However, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

        Rhode Island is a relatively well-developed state that has a wide range of industries. Rhode Island's historical economy was based on industries such as textiles, jewelry, silverware, metals/machinery and footwear/rubber products. The access to the Atlantic Ocean resulted in the establishment of military bases and other military-related industries and employment. Over time manufacturing and other labor intensive industries have declined in Rhode Island and have been replaced by a more service-oriented economy. In recent decades, health care, financial services, defense industry, tourism and gambling have become more important segments of the local economy. Notable firms headquartered in Rhode Island include CVS Pharmacy, Textron, Hasbro and Amica Insurance. Rhode Island is also a center of higher education, with Brown University, the University of Rhode Island, Johnson & Wales University and Bryant University. The U.S. Navy has had a significant presence in the Newport area, through the Naval Station at Newport and the Naval Undersea Warfare Center.

        Unemployment remains elevated in Rhode Island with unemployment rates of 9.1% for the entire state, 9.4% for Providence County and 5.5% for Kent County as compared to the national rate of 6.7% as of December 2013. The median household income for 2012 in Rhode Island was $53,372, in Providence County it was $46,859 and in Kent County it was $58,424, as compared to the national median of $50,157. The percentage of households with incomes of greater than $100,000 for 2012 was 22.5% in Rhode Island as compared to 20.3% for the United States.

        According to the latest U.S. Census estimates, Rhode Island reported a population of 1.1 million as of the end of 2013, while the Providence metropolitan statistical area (which includes contiguous portions of Massachusetts and Connecticut), contained a total population of 1.6 million. Rhode Island recorded a 0.1% decrease in population from 2010 to 2013, while the Providence metropolitan statistical area recorded a 0.2% increase in population. Providence County, the location of seven of our branch offices, had a population of 628,000 as of the end of 2013 and recorded an increase in population of 0.3% from 2010 to 2013. Kent County, the location of two of our branch offices, reported a population of 165,000 as of the end of 2013 and recorded a slight population decrease of 0.8% over the same time period. The United States as a whole recorded an increase of 2.4% in total population from 2010 to 2013.

        Our primary market area's less favorable demographic growth, particularly in Providence County, is related to the effects of the national recession and the limited economic growth being experienced in our market area.

Competition

        We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

        As of June 30, 2013 (the latest date for which information is available), our market share was 0.85% and 5.23% of total deposits in Providence County and Kent County, Rhode Island respectively, making us the 8th largest out of 18 financial institutions in Providence County and the 7th largest out of 13 financial institutions in Kent County. We have been one of the top three SBA lenders in the State of Rhode Island in terms of dollars lent and number of loans originated for the last six years.

Lending Activities

        Our principal lending activity is originating one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, SBA loans and, to a lesser extent, commercial business loans, commercial construction loans and consumer loans. In recent years, we have increased and, subject to market conditions and our asset-liability analysis, expect to continue to increase our focus on commercial real estate and commercial business lending, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We also sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining jumbo fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. Depending on market conditions, we may also sell the guaranteed portions of SBA loans that we originate.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $8.6 million, $13.6 million, $14.5 million, $19.3 million and $8.6 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$98,180	29.92%	$78,633	26.50%	$73,335	27.19%
Home equity loans and lines of credit	83,334	25.39	83,154	28.03	80,267	29.76
Commercial real estate loans	91,609	27.91	81,754	27.56	67,044	24.85
Commercial business loans	8,301	2.53	7,899	2.66	4,146	1.54
SBA loans	38,004	11.58	39,628	13.36	41,385	15.34
Commercial construction loans	7,099	2.16	3,302	1.11	—	—
Consumer loans	1,672.51		2,320	0.78	3,573	1.32

Total loans	328,199	100.00%	296,690	100.00%	269,750	100.00%

Other items:
Net deferred loan costs	2,033		1,878		1,252
Allowance for loan losses	(1,656)		(1,569)		(1,424)

Total loans, net	$328,576		$296,999		$269,578

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$75,191	29.23%	$86,070	33.12%
Home equity loans and lines of credit	81,047	31.50	81,221	31.25
Commercial real estate loans	47,498	18.46	35,693	13.74
Commercial business loans	2,877	1.12	2,831	1.09
SBA loans	44,329	17.23	41,703	16.05
Commercial construction loans	220	0.08	1,350	0.52
Consumer loans	6,114	2.38	10,999	4.23

Total loans	257,276	100.00%	259,867	100.00%

Other items:
Net deferred loan costs	1,405		1,547
Allowance for loan losses	(1,636)		(1,346)

Total loans, net	$257,045		$260,068

        Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, scheduled principal amortization and weighted average rates do not reflect scheduled repricings.

	One- to Four-Family		Home Equity Loans and Lines of Credit		Commercial Real Estate		Commercial Business
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2014	$7	7.18%	$5,089	4.31%	$4,575	4.82%	$3,458	4.07%
2015	29	4.50	3,062	4.23	3,238	5.89	430	4.78
2016	—	—	2,090	4.48	2,638	5.01	133	4.53
2017 to 2018	868	5.18	13,688	3.56	4,734	5.24	1,290	5.08
2019 to 2023	1,391	5.14	57,299	3.69	54,523	4.76	2,870	3.68
2024 to 2028	6,490	3.82	1,783	5.43	10,420	4.96	120	5.10
2029 and beyond	89,395	4.42	323	4.63	11,481	5.11	—	—

Total	$98,180	4.40%	$83,334	3.79%	$91,609	4.90%	$8,301	4.15%

	SBA		Commercial Construction		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2014	$3,992	5.21%	$6,234	4.87%	$831	6.62%	$24,186	4.74%
2015	1,437	5.23	865	5.00	291	8.10	9,352	5.18
2016	484	4.29	—	—	245	9.47	5,590	4.93
2017 to 2018	2,692	5.12	—	—	159	7.38	23,431	4.25
2019 to 2023	8,181	5.40	—	—	121	8.09	124,385	4.29
2024 to 2028	12,051	5.27	—	—	25	2.00	30,889	4.86
2029 and beyond	9,167	5.35	—	—	—	—	110,366	4.57

Total	$38,004	5.28%	$7,099	4.88%	$1,672	7.41%	$328,199	4.51%

        The following table sets forth our fixed- and adjustable-rate loans at December 31, 2013 that are due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate mortgage loans:
One- to four-family	$77,437	$20,736	$98,173
Home equity loans and lines of credit	20,232	58,013	78,245
Commercial real estate loans	15,207	71,827	87,034
Commercial business loans	3,758	1,085	4,843
SBA loans	2,093	31,919	34,012
Commercial construction loans	—	865	865
Consumer loans	841	—	841

Total loans	$119,568	$184,445	$304,013

        One- to Four-Family Residential Real Estate Lending.    At December 31, 2013, we had $98.2 million of loans secured by one- to four-family residential real estate, representing 29.9% of our total loan portfolio. In addition, at December 31, 2013, we had $8.6 million of residential mortgages held for sale. We primarily originate fixed-rate one- to four-family residential real estate loans, but depending on market conditions and borrower preferences, we also offer adjustable-rate loans. At December 31, 2013, 78.9% of our one- to four-family residential real estate loans were fixed-rate loans, and 21.1% of such loans were adjustable-rate loans.

        Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae, Freddie Mac, FHA or Rhode Island Housing guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as "conforming loans." We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2013 was generally $417,000 for single-family homes in our market area. We typically sell servicing-released the majority of our fixed-rate conforming loans. During the years ended December 31, 2013 and 2012, we sold $170.7 million and $172.2 million, respectively, of one-to four-family residential real estate loans held for sale. We also originate loans above the lending limit for conforming loans, which are referred to as "jumbo loans" that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 90%. At December 31, 2013, we had $48.4 million in jumbo loans, which represented 49.3% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was $621,000 at December 31, 2013. We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area.

        We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 90%.

        Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of five years, although we also offer terms of one, two, three, seven or ten years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the LIBOR rate. The maximum amount by which the interest rate may be increased or decreased is generally 5% for the first adjustment period and 2% per adjustment period thereafter, with a lifetime interest rate cap of generally 5% over the initial interest rate of the loan. We typically hold in portfolio our adjustable-rate one- to four-family residential real estate loans.

        Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

        We offer on a limited basis one- to four-family residential real estate loans secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 85% loan to value on non-owner-occupied properties.

        From 2000 until early 2006, we originated loans to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower's income source is not subject to verification through the application process. At December 31, 2013, we had $3.5 million in stated income loans, or 3.6% of our one- to four-family residential real estate loan portfolio, of which $1.2 million were non-performing loans. We have no intention of originating stated income loans again in the future. Approximately one-third of the $3.5 million in stated income loans were made to borrowers who had existing commercial relationships and financial information on file with us.

        We do not offer "interest only" mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as "Option ARM" loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a "subprime lending" program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

        All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of Coastway Community Bank. We also require homeowner's insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

        Commercial Real Estate Lending.    Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans, with a target loan size of $250,000 to $3.0 million. At December 31, 2013, we had $91.6 million in commercial real estate loans, representing 27.9% of our total loan portfolio.

        Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 20 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate. Our adjustable-rate commercial real estate loans are generally tied to a margin above the five year Federal Home Loan Bank of Boston rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% (80% for multi-family) of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate a limited number of multi-family loans generally secured by apartment buildings. At December 31, 2013, we had $24.5 million of non-owner occupied commercial real estate loans.

        Coastway Community Bank is also qualified to make SBA loans. Loans are originated generally under the 7(a) and 504 programs. (See "—SBA Loans" below for a discussion of the 7(a) program.) The SBA 504 program is an economic development program which finances the expansion of small businesses. We generally originate SBA 504 loans for commercial real estate in which we generally provide 50% of the projected costs, secured by a first lien on the real property as collateral. At December 31, 2013, we had $24.1 million in SBA 504 loans, or 26.4% of our commercial real estate loans.

        At December 31, 2013, the average loan size of our outstanding commercial real estate loans was $377,000, and the largest of such loans was a $3.9 million loan which is primarily secured by a multi-unit retail plaza and land in Lincoln, Rhode Island at which we own our Lincoln branch building but lease the land. This loan was performing in accordance with its original terms at December 31, 2013.

        We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.20x. All commercial real estate loans of $250,000 or more are appraised by outside independent appraisers.

        Personal guarantees are generally obtained from the principals of commercial real estate loans. We require property and casualty insurance and flood insurance if the property is determined to be in a flood zone area.

        Commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

        Home Equity Loans and Lines of Credit.    In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower's primary or secondary residence. At December 31, 2013, we had $83.3 million, or 25.4% of our total loan portfolio in home equity loans and lines of credit. Home equity lines of credit totaled $62.4 million at December 31, 2013. At that date we also had $46.5 million of unused commitments related to home equity lines of credit.

        Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 15 years. Our home equity lines of credit are originated with adjustable-rates based on the prime rate of interest plus an applicable margin and require interest paid monthly. Home equity loans and lines of credit are generally available in amounts of between $5,000 and $2.0 million.

        Home equity loans and lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At December 31, 2013, $46.1 million of our home equity loans and lines of credit were in a junior lien position. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

        SBA Loans.    We also offer commercial business and commercial real estate loans utilizing the SBA's 7(a) Program. At December 31, 2013, we had $38.0 million of SBA loans, representing 11.6% of our total loan portfolio. Under this SBA program, we generally originate and fund loans that qualify for guarantees on up to 85% of principal and accrued interest. We are a preferred lending provider and accordingly can determine SBA eligibility for a loan without prior SBA approval. We do not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards. SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond our normal underwriting criteria. During the years ended December 31, 2013 and 2012, we originated $5.8 million and $8.3 million, respectively of loans under the 7(a) program. In addition, the guaranteed portion of the credit can be sold in the secondary market, generating significant fee income opportunities. During the years ended December 31, 2013 and 2012, we sold $2.5 million and $7.1 million, respectively of loans under the 7(a) program, generating gains on sale of $159,000 and $574,000, respectively. Our largest SBA loan at December 31, 2013 had a balance of $1.3 million secured by printing equipment and has a 90% guarantee by the SBA for $1.1 million. The loan is performing in accordance with its terms at December 31, 2013.

        Commercial Business Lending.    At December 31, 2013, we had $8.3 million of commercial business loans, representing 2.5% of our total loan portfolio. We originate commercial business loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial business loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $3.0 million. Our commercial business lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the comparable term Federal Home Loan Bank of Boston rate. We generally obtain personal guarantees with commercial business loans.

        At December 31, 2013, the average loan size of our outstanding commercial business loans was $115,000, and the largest outstanding commercial loan balance was a $2.6 million loan secured by business assets of an educational facility. This loan was performing in accordance with its original terms at December 31, 2013.

        We typically originate commercial business loans on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business, the experience and stability of the borrower's management team, earnings projections and their underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial business loans that we originate have greater credit risk than one- to four-family residential real estate loans. In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

        Commercial Construction Loans.    At December 31, 2013, we had $7.1 million, or 2.2% of our total loan portfolio, in commercial construction loans. Our commercial construction loans generally have initial terms of up to 12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial construction loans have rates and terms comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is generally 80% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements, and ranges from 50% to 80% depending on the collateral and the purpose of the improvements upon completion of construction. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans. Before making a commitment to fund a construction loan, Coastway Community Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Coastway Community Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. At December 31, 2013, the unadvanced portion of total construction loans totaled $3.8 million. At December 31, 2013, our largest construction loan had a balance of $2.3 million to construct a new recreational vehicle campground/resort which was performing in accordance with its original terms. At December 31, 2013, construction loans also included a $2.0 million loan secured by an office building under construction on a 13 acre site, at which we will establish our future headquarters, which was performing in accordance with its original terms.

        Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

        Consumer Lending.    To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2013, our consumer loan portfolio totaled $1.7 million, or 0.5% of our total loan portfolio. At this date, $261,000 of our consumer loans were unsecured.

        Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

        Consumer and other loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are primarily dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Originations, Sales and Purchases of Loans

        Most of our loan originations are generated by our loan personnel operating at our corporate headquarters and banking office locations. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

        Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis a majority of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. In addition, based upon market conditions, we may sell the guaranteed portion of the SBA 7(a) loans in the secondary market. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the years ended December 31, 2013 and 2012, we sold $170.7 million and $172.2 million of residential one- to four-family real estate loans, respectively. Total proceeds from SBA sales and participations were $4.5 million for the year ended December 31, 2013 and $8.4 million for the year ended December 31, 2012.

        From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2013, we had one loan for $2.3 million in which we were not the lead lender and which is performing in accordance with its original terms. We also have participated out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. We do not purchase whole loans.

Loan Approval Procedures and Authority

        Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The loan approval process is intended to assess the borrower's ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower's ability to repay, our policies provide for the review of the borrower's employment and credit history and information on the historical and projected income and expenses of the borrower. We will also evaluate a guarantor when a guarantee is provided as part of the loan.

        Coastway Community Bank's policies and loan approval limits are established by our board of directors. Residential real estate and secured consumer loans of up to $250,000 may be approved by senior officers at branch locations and up to $1.0 million must be approved by our Chief Executive Officer, Chief Retail Officer or Senior Vice President, Branch Banking Manager. Residential real estate and secured consumer loans exceeding $1.0 million must be approved by our Credit Committee, consisting of our Chief Executive Officer, Chief Retail Officer, Chief Operating Officer, Chief Credit Officer, Chief Financial Officer and Chief Business Lending Officer. All commercial real estate loans and commercial business loans require two approvals. Commercial real estate and commercial business loans up to $250,000 may be approved by the Business Lending Manager, up to $500,000 must be approved by either the Business Lending Division Head or the Chief Retail Officer, up to $1.0 million must be approved by the Chief Executive Officer and up to 80% of our legal lending limit rounded to the nearest quarter million must be approved by the Credit Committee. Any loan that exceeds the internal lending limit must be approved by the board of directors.

Delinquencies and Non-Performing Assets

        Delinquency Procedures.    When a borrower fails to make a required monthly payment on a residential real estate loan, we attempt to contact the borrower to determine the reason for nonpayment and to discuss future payments. Our policies provide that a late notice be sent when a loan is 31 days past due. Once the loan is 45 days past due, a Notice of Default and Mortgagee's Right to Foreclosure is sent to the borrower explaining that Coastway Community Bank will initiate foreclosure proceedings on the loan in 45 days or take any legal action necessary to satisfy the obligation if payment is not received. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs. We attempt to work with borrowers to establish a repayment schedule that will cure the delinquency.

        Delinquent commercial real estate and commercial business loans are initially handled by the loan officer responsible for the origination of the loan in conjunction with the Commercial Collections Department immediately upon such loan becoming ten days past due. Our collections department works with the loan officer to ensure that the necessary steps are taken to collect on delinquent loans, including the mailing of delinquency notices. A senior lending officer or the Collections Department Manager takes over any delinquent loan once the loan is 30 days past due and handles any additional collection procedures, including letters from our attorneys. If we cannot reach an acceptable workout of a delinquent commercial real estate or commercial business loan between 30 and 60 days following the due date of the first missed payment, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

        When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

        Delinquent Loans.    The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30 - 59 Days		60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2013:
Residential real estate mortgage loans:
One- to four-family	4	$925	6	$1,573	6	$1,035	16	$3,533
Home equity loans and lines of credit	7	294	—	—	4	53	11	347
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	5	1,131	2	81	8	977	15	2,189
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	2	19	—	—	—	—	2	19

Total	18	$2,369	8	$1,654	18	$2,065	44	$6,088

At December 31, 2012:
Residential real estate mortgage loans:
One- to four-family	11	$1,721	3	$717	7	$2,652	21	$5,090
Home equity loans and lines of credit	3	25	4	83	6	640	13	748
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	3	361	—	—	8	494	11	855
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	5	42	—	—	—	—	5	42

Total	22	$2,149	7	$800	21	$3,786	50	$6,735

At December 31, 2011:
Residential real estate mortgage loans:
One- to four-family	7	$2,208	1	$247	4	$659	12	$3,114
Home equity loans and lines of credit	9	417	6	463	4	243	19	1,123
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	9	1,187	1	250	5	609	15	2,046
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	7	46	—	—	3	58	10	104

Total	32	$3,858	8	$960	16	$1,569	56	$6,387

At December 31, 2010:
Residential real estate mortgage loans:
One- to four-family	1	$990	6	$2,901	10	$4,032	17	$7,923
Home equity loans and lines of credit	8	245	3	132	10	843	21	1,220
Commercial real estate loans	—	—	—	—	1	366	1	366
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	1	25	6	745	6	1,278	13	2,048
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	14	105	—	—	—	—	14	105

Total	24	$1,365	15	$3,778	27	$6,519	66	$11,662

At December 31, 2009:
Residential real estate mortgage loans:
One- to four-family	—	$—	—	$—	—	$—	—	$—
Home equity loans and lines of credit	7	335	4	410	8	613	19	1,358
Commercial real estate loans	2	530	—	—	—	—	2	530
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	4	402	1	30	7	2,977	12	3,409
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	12	72	3	11	6	74	21	157

Total	25	$1,339	8	$451	21	$3,664	54	$5,454

        Non-Performing Loans.    We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal or interest and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

        Non-performing loans decreased to $6.5 million, or 1.97% of total loans, at December 31, 2013 from $7.7 million, or 2.58% of total loans, at December 31, 2012 due to a $1.0 million decrease in non-performing one- to four-family residential real estate loans, a decrease of $646,000 in non-performing home equity loans and lines of credit, partially offset by an increase in SBA non-performing loans of $437,000. Non-performing loans increased to $7.7 million, or 2.58% of total loans, at December 31, 2012 from $6.7 million, or 2.47% of total loans, at December 31, 2011 due to a $2.6 million increase in non-performing one- to four-family residential real estate loans. Declines in property values in our market area, unemployment and divorce were the primary causes of the increase in non-performing loans in our one- to four-family residential mortgage portfolio in 2012.

        Non-performing one- to four-family residential real estate loans totaled $4.8 million at December 31, 2013 and consisted of 17 loans of which the largest was $601,000. Non-performing SBA loans totaled $1.5 million at December 31, 2013, of which $1.4 million was guaranteed by the SBA.

        Troubled Debt Restructurings.    Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans were one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2013.

        Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2013, we had $3.5 million in non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2013, we had $3.1 million in accruing troubled debt restructurings. As of December 31, 2013, 11 loans totaling $2.6 million that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

        Nonperforming Assets.    The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. For the dates presented, there were no loans delinquent 90 days or more and still accruing.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate mortgage loans:
One- to four-family	$1,913	$2,305	$1,734	$2,858	$—
Home equity loans and lines of credit	134	779	555	862	613
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	366	—
SBA loans	868	569	1,149	1,527	2,595
Commercial construction loans	—	—	—	—	—
Consumer loans	3	—	58	—	74

Total nonaccrual loans	2,918	3,653	3,496	5,613	3,282
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
One- to four-family	2,877	3,468	2,077	3,212	—
Home equity loans and lines of credit	24	25	180	303	—
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	640	502	906	910	638
Commercial construction loans	—	—	—	—	—
Consumer loans	—	13	—	—	—

Total non-accruing troubled debt restructured loans	3,541	4,008	3,163	4,425	638

Total nonperforming loans	6,459	7,661	6,659	10,038	3,920

Foreclosed real estate:
One- to four-family	1,580	2,502	1,870	435	675
Home equity loans and lines of credit	—	92	—	—	—
Commercial loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	—	—	—	—	428
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total foreclosed real estate	1,580	2,594	1,870	435	1,103

Total nonperforming assets	$8,039	$10,255	$8,529	$10,473	$5,023

Total accruing troubled debt restructured loans	$3,112	$2,177	$2,773	$4,042	$10,175

Ratios:
Nonperforming loans to total loans	1.97%	2.58%	2.47%	3.90%	1.51%
Nonperforming assets to total assets	1.86%	2.89%	2.64%	3.39%	1.68%

        For the years ended December 31, 2013 and 2012, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $356,000 and $316,000, respectively. The amount that was included in interest income on such loans totaled $186,000 and $233,000 for the years ended December 31, 2013 and 2012, respectively.

        Foreclosed Real Estate.    Foreclosed real estate consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the year ended December 31, 2013, two loans totaling $270,000 secured by residential real estate were transferred into foreclosed real estate. For the year ended December 31, 2012, three one- to four-family residential lending relationships of $1.2 million were transferred into foreclosed real estate. We had $1.6 million in foreclosed real estate at December 31, 2013.

        Other Loans of Concern.    There were no other loans at December 31, 2013 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

        Classified Assets.    Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as "special mention" by our management.

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

        In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the "watch list" initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to "special mention," "substandard," "doubtful" or "loss" depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified "substandard." Management reviews the status of each impaired loan on our watch list on a quarterly basis.

        On the basis of this review of our loans, we had classified or held as special mention the following loans as of the dates indicated:

	At December 31,
	2013	2012	2011
	(In thousands)
Special mention	$1,007	$1,257	$2,748
Substandard	5,203	5,255	5,535
Doubtful	159	—	193
Loss	—	—	—

Total classified and special mention loans	$6,369	$6,512	$8,476

        Classified and special mention assets at December 31, 2013 decreased $143,000 from December 31, 2012 due to improvement in SBA substandard loans of $1.1 million due to improved financial results of the borrowers and/or loan repayments. The Bank downgraded one commercial construction relationship of $1.2 million to substandard during the fourth quarter of 2013 due to construction delays. The commercial construction borrower received a certificate of occupancy in 2014. At December 31, 2013, substandard loans included $3.6 million of SBA loans, of which $2.8 million was guaranteed by the SBA. At December 31, 2013, there was one SBA loan included in the doubtful rated category, of which $150,000 was guaranteed by the SBA.

Allowance for Loan Losses

        Analysis and Determination of the Allowance for Loan Losses.    Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

        Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

        We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower's inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.

        Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio, including loss history, as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation. We have increased our general allowance on home equity loans since 2010 to reflect increased recent trends in historical loss experience. Our historical loss experience on one- to four-family residential real estate loans has improved since 2011 as the local economy and local real estate market has stabilized or slightly improved, resulting in a decrease in our residential allowance since 2011. The residential allowance increased during 2013 principally due to loan growth.

        Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming impaired real estate loan, the value of the underlying collateral is estimated using an independent appraisal, adjusted for property specific conditions and other factors, and related specific reserves are adjusted on a quarterly basis. If a nonperforming impaired real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

        Specific Allowances for Identified Problem Loans.    We evaluate the need for a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer's personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower's effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

        General Valuation Allowance on the Remainder of the Loan Portfolio.    We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category (segments) and assigning allowance percentages based on our historical loss experience, delinquency trends and management's evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current and overall economic environment and in relation to trends in the loan portfolio.

        Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$1,569	$1,424	$1,636	$1,346	$963

Charge-offs:
Residential real estate mortgage loans:
One- to four-family	(94)	(154)	(829)	(3)	(412)
Home equity loans and lines of credit	(424)	(707)	(446)	(440)	(83)
Commercial real estate loans	—	—	—	(174)	(91)
Commercial business loans	—	—	(32)	—	—
SBA loans	(33)	(117)	(112)	(382)	(134)
Commercial construction loans	—	—	—	—	—
Consumer loans	(15)	(58)	(40)	(22)	(54)

Total charge-offs	(566)	(1,036)	(1,459)	(1,021)	(774)
Recoveries:
Residential real estate mortgage loans:
One- to four-family	15	9	9	5	—
Home equity loans and lines of credit	12	8	7	4	3
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	43	39	38	21	1
Commercial construction loans	—	—	—	—	—
Consumer loans	16	16	36	37	42

Total recoveries	86	72	90	67	46
Net (charge-offs) recoveries	(480)	(964)	(1,369)	(954)	(728)
Provision for loan losses	567	1,109	1,157	1,244	1,111

Balance at end of year	$1,656	$1,569	$1,424	$1,636	$1,346

Ratios:
Net charge-offs to average loans outstanding	0.15%	0.35%	0.51%	0.36%	0.29%
Allowance for loan losses to nonperforming loans at end of year	25.64%	20.48%	21.38%	16.30%	34.34%
Allowance for loan losses to total loans at end of year	0.50%	0.53%	0.53%	0.64%	0.52%

        Allocation of Allowance for Loan Losses.    The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31
	2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$462	29.92%	$393	26.50%
Home equity loans and lines of credit	605	25.39	674	28.03
Commercial real estate loans	321	27.91	261	27.56
Commercial business loans	29	2.53	25	2.66
SBA loans	197	11.58	185	13.36
Commercial construction loans	24	2.16	11	1.11
Consumer loans	18	0.51	20	0.78

Total allowance	$1,656	100.00%	$1,569	100.00%

	At December 31,
	2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$531	27.19%	$694	29.23%
Home equity loans and lines of credit	501	29.76	509	31.50
Commercial real estate loans	214	24.85	158	18.46
Commercial business loans	13	1.54	9	1.12
SBA loans	149	15.34	238	17.23
Commercial construction loans	1	—	1	0.08
Consumer loans	15	1.32	27	2.38

Total allowance	$1,424	100.00%	$1,636	100.00%

	At December 31, 2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$219	33.12%
Home equity loans and lines of credit	338	31.25
Commercial real estate loans	130	13.74
Commercial business loans	7	1.09
SBA loans	597	16.05
Commercial construction loans	3	0.52
Consumer loans	52	4.23

Total allowance	$1,346	100.00%

        At December 31, 2013, our allowance for loan losses represented 0.50% of total loans and 25.64% of non-performing loans, at December 31, 2012, our allowance for loan losses represented 0.53% of total loans and 20.48% of non-performing loans, and at December 31, 2011, our allowance for loan losses represented 0.53% of total loans and 21.38% of non-performing loans. There were $480,000, $1.0 million and $1.4 million in net loan charge-offs during the years ended December 31, 2013, 2012 and 2011, respectively.

        Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the FDIC and/or the Rhode Island Department of Business Regulation periodically review our allowance for loan losses. The FDIC and/or the Rhode Island Department of Business Regulation may require that we increase our allowance based on its judgments of information available to it at the time of its examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

        General.    Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the board of directors. Our investment policy provides us with the ability to invest in short-term investments, which may include overnight federal funds, reverse repurchase agreements, banker's acceptances and/or U.S. government or federal agency securities, and longer-term investments, which we will consider investing in, including term federal funds, federal agency securities and certificates of deposit. Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer and our Chief Financial Officer. All investment transactions are reviewed at regularly scheduled monthly meetings of the board of directors.

        At December 31, 2013, 2012 and 2011, we had no investment securities other than our required investment in Federal Home Loan Bank of Boston stock. In 2014, we anticipate that certain net proceeds from the stock conversion may be invested in bank money market accounts, certificates of deposit, and possibly other investments permitted by our investment policy.

Sources of Funds

        General.    Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

        Deposits.    Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing demand accounts, money market accounts, savings accounts, club accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2013, our core deposits, which are deposits other than certificates of deposit, were $204.5 million, representing 62.0% of total deposits.

        Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers' demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

        The following tables set forth the distribution of total deposit accounts, by account type, at or for the dates indicated.

	At or for the Year Ended December 31,
	2013				2012
	Average Balance	Balance	Percent of Balance	Weighted Average Rate	Average Balance	Balance	Percent of Balance	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposit accounts(1)	$62,230	$63,751	19.32%	—%	$54,609	$57,608	18.72%	—%
Money market accounts	55,528	59,210	17.95	0.42	52,248	51,570	16.75	0.43
Savings accounts and interest-bearing checking	80,571	79,931	24.23	0.15	74,735	77,042	25.03	0.25
Club accounts	1,462	1,614.49		0.15	1,454	1,197	0.39	0.25

Total transaction accounts	199,791	204,506	61.99	0.18	183,046	187,417	60.89	0.22
Certificates of deposit	123.088	125,410	38.01	1.68	114,836	120,376	39.11	1.82

Total deposits(1)	$322,879	$329,916	100.00%	0.75	$297,882	$307,793	100.00%	0.85%

	At or for the Year Ended December 31, 2011
	Average Balance	Balance	Percent of Balance	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposit accounts	$45,409	$49,895	17.63%	—%
Money market accounts	48,290	49,232	17.40	0.43
Savings accounts and interest-bearing checking	66,316	70,356	24.86	0.25
Club accounts	1,315	1,124	0.40	0.25

Total transaction accounts	161,330	170,607	60.29	0.23
Certificates of deposit	109,218	112,349	39.71	1.98

Total deposits	$270,548	$282,956	100.00%	0.92%

(1)
Excludes stock subscriptions payable of $43.4 million at December 31, 2013.

        The following table sets forth the amount and maturities of certificates of deposit at December 31, 2013.

	At December 31, 2013
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 0.50%	$18,685	$22	$—	$—	$18,707	14.92%
0.51% - 1.00%	18,351	8,514	2,790	—	29,655	23.64
1.01% - 2.00%	3,165	1,511	1,729	28,473	34,878	27.81
2.01% - 3.00%	1,043	12,085	18,322	—	31,450	25.08
3.01% - 4.00%	2,624	8,096	—	—	10,720	8.55

Total	$43,868	$30,228	$22,841	$28,473	$125,410	100.00%

        As of December 31, 2013, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $50.0 million. The following table sets forth the maturity of these certificates as of December 31, 2013.

At December 31, 2013
(In thousands)
Three months or less	$5,178
Over three months through six months	4,066
Over six months through one year	5,988
Over one year	34,748

Total	$49,980

        The following table sets forth the certificates of deposit in Coastway Community Bank classified by interest rate as of the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)
Interest Rate:
Less than 0.50%	$18,707	$18,097	$12,838
0.51% - 1.00%	29,655	27,093	25,798
1.01% - 2.00%	34,878	24,438	15,128
2.01% - 3.00%	31,450	38,036	42,371
3.01% - 4.00%	10,720	12,170	12,232
4.01% and over	—	542	3,982

Total	$125,410	$120,376	$112,349

        Borrowed Funds.    We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our capital stock in the Federal Home Loan Bank of Boston and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2013, we had $28.0 million in advances from the Federal Home Loan Bank of Boston. At December 31, 2013, based on available collateral and our ownership of Federal Home Loan Bank of

Boston stock, we had access to additional Federal Home Loan Bank of Boston advances of up to $42.9 million.

        The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the years indicated.

	At or For the year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Federal Home Loan Bank of Boston Advances:
Balance at end of year	$28,000	$16,343	$10,769
Average balance during year	15,202	4,597	11,371
Maximum outstanding at any month end	28,000	16,343	15,916
Weighted average interest rate at end of year	0.54%	1.03%	1.83%
Average interest rate during year	0.07%	3.15%	1.89%

Subsidiary and Other Activities

        Following completion of the conversion, Coastway Community Bank became the wholly owned subsidiary of Coastway Bancorp, Inc. Coastway Community Bank has no subsidiaries. Coastway Community Bank offers various lines of insurance, including commercial, property and casualty through a joint venture with an insurance agency.

Personnel

        As of December 31, 2013, we had 146 employees, of which 143 were full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

        Coastway Community Bank is a Rhode Island-chartered stock savings bank that became the wholly-owned subsidiary of Coastway Bancorp, Inc., a Maryland corporation following completion of the mutual to stock conversion. Coastway Community Bank's deposits are insured up to applicable limits by the FDIC. Coastway Community Bank is subject to extensive regulation by the Rhode Island Department of Business Regulation, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Coastway Community Bank is required to file reports with, and is periodically examined by, the FDIC and the Rhode Island Department of Business Regulation concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Coastway Bancorp, Inc. is regulated by the Federal Reserve Board.

        The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Rhode Island legislature, the Rhode Island Department of Business Regulation, the FDIC, the

Federal Reserve Board or the Unites States Congress, could have a material adverse impact on the financial condition and results of operations of Coastway Bancorp, Inc. and Coastway Community Bank. As is further described below, the Dodd-Frank Act has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

        Set forth below is a summary of certain material statutory and regulatory requirements applicable to Coastway Bancorp, Inc. and Coastway Community Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on Coastway Bancorp, Inc. and Coastway Community Bank.

The Dodd-Frank Act

        The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Coastway Community Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

        The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor, and authorized non-interest-bearing transaction accounts with unlimited deposit insurance through December 31, 2012. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of stockholders to influence boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments. However, as an "emerging growth company" under the JOBS Act, we are exempt from the stockholder vote requirement until one year after we cease to be an "emerging growth company." The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

        Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for Coastway Community Bank and Coastway Bancorp, Inc.

Rhode Island Banking Laws and Supervision

        General.    As a Rhode Island-chartered stock savings bank, Coastway Community Bank is subject to supervision, regulation and examination by the Rhode Island Department of Business Regulation and to various Rhode Island statutes and regulations that govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, a Rhode Island-chartered savings bank may exercise any power authorized for federal savings banks or national banks. The approval of the Rhode Island Department of Business Regulation is required for a Rhode Island-chartered bank to establish or relocate branches, merge with other financial institutions, issue stock and undertake certain other activities.

        Loans to One Borrower Limitations.    Rhode Island banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 15 percent of the total of the bank's unimpaired capital as defined under Rhode Island law.

        Investment Activities.    In general, Rhode Island-chartered savings banks may invest in any bonds, obligations or real or personal property as it may deem prudent, subject to any restrictions or limitations imposed by Rhode Island law.

        Regulatory Enforcement Authority.    Any Rhode Island savings bank that does not operate in accordance with the regulations, policies and directives of the Rhode Island Department of Business Regulation may be subject to sanctions for non-compliance, including revocation of its charter. The Rhode Island Department of Business Regulation may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank's business in an unsafe or unsound manner or contrary to the depositors interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Rhode Island Department of Business Regulation may issue an order to cease and desist and impose a fine on the bank concerned. The Director also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner of impaired capital.

Federal Regulations

        Capital Requirements.    Under the FDIC's regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as Coastway Community Bank, are required to comply with minimum leverage capital requirements. For an institution not anticipating or experiencing significant growth and deemed by the FDIC to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder's equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

        FDIC regulations also require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or "risk-based capital ratios." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.

        In July, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies ("banking organizations"). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

        At December 31, 2013, Coastway Community Bank was classified as adequately-capitalized, because the Bank's total capital to risk weighted assets was 9.8% at December 31, 2013 as compared to the minimum ratio to be well capitalized of 10.0%. On January 14, 2014, the Company and the Bank completed its mutual to stock conversion, for which the Bank received proceeds of approximately $23.2 million. As a result, in January, 2014, the Bank exceeded the minimum amount to be well capitalized.

        Standards for Safety and Soundness.    As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

        Business and Investment Activities.    Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Rhode Island law.

        The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary," if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

        Prompt Corrective Regulatory Action.    Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

        The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

        "Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

        The recently adopted final rule that will increase regulatory capital requirements will adjust the prompt corrective action categories accordingly.

        Transactions with Related Parties.    Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such institution's capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution's capital stock and surplus. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

        Coastway Community Bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

  •
  be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

  •
  not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Coastway Community Bank's capital.

        In addition, extensions of credit in excess of certain limits must be approved by Coastway Community Bank's board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

        Enforcement.    The FDIC has extensive enforcement authority over insured state savings banks, including Coastway Community Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized."

        Federal Insurance of Deposit Accounts.    The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

        Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

        In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments are based on an institution's average consolidated total assets minus average tangible equity instead of total deposits. The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points. Deposit assessments were prepaid in December 2009 for the fourth quarter of 2009 and for calendar years 2010 through 2012. Estimated assessments were based on certain assumptions specified by the FDIC, including a 5% annual growth rate. Prepaid assessments are to be applied against actual assessments until the prepaid assessments are exhausted. Unused prepayments were returned to the institutions on June 28, 2013. We recorded the prepayment of assessments as a prepaid expense, which was being amortized to expense over three years. Our prepayments amount was $1.5 million and we received a reimbursement of $262,000.

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized Financing Corporation assessment was equal to 0.62 of a basis point of total average assets less average tangible capital.

        The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by June 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

        The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Coastway Community Bank. Management cannot predict what assessment rates will be in the future.

        Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

        Community Reinvestment Act.    Under the Community Reinvestment Act ("CRA"), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Coastway Community Bank's latest FDIC CRA rating, dated 2010, was "satisfactory."

        Federal Reserve System.    The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Coastway Community Bank complies with the foregoing requirements.

        Federal Home Loan Bank System.    Coastway Community Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Coastway Community Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2013, Coastway Community Bank was in compliance with this requirement.

Other Regulations

        Interest and other charges collected or contracted for by Coastway Community Bank are subject to state usury laws and federal laws concerning interest rates. Coastway Community Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

  •
  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  •
  Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

  •
  Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

  •
  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

  •
  Truth in Savings Act; and

  •
  Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        The operations of Coastway Community Bank also are subject to the:

  •
  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

  •
  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

  •
  Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

  •
  USA PATRIOT Act, which requires savings banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

  •
  Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

        Coastway Bancorp, Inc., as a bank holding company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Coastway Bancorp, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Coastway Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

        A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

        The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are "well capitalized" and "well managed," to opt to become a "financial holding company." A "financial holding company" may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Coastway Bancorp, Inc. has elected "financial holding company" status upon completion of the conversion and reorganization, and has received the Federal Reserve Board's non-objection.

        Coastway Bancorp, Inc. is not subject to the Federal Reserve Board's consolidated capital adequacy guidelines for bank holding companies as it has less than $500 million in total assets.

        A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

        The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Coastway Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

        The Federal Deposit Insurance Act makes depository institutions liable to the FDIC for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. That law would have potential applicability if Coastway Bancorp, Inc. ever held as a separate subsidiary a depository institution in addition to Coastway Community Bank.

        Coastway Bancorp, Inc. and Coastway Community Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Coastway Bancorp, Inc. or Coastway Community Bank.

        Coastway Bancorp, Inc.'s status as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

        Rhode Island Holding Company Regulation.    Coastway Bancorp, Inc. is subject to the regulation and supervision of the Rhode Island Department of Business Regulation. It is subject to periodic examination by the department.

Federal Securities Laws

        We have filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 for the registration of the shares of common stock issued pursuant to the stock offering. Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

        The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

        On April 5, 2012, the JOBS Act was signed into law. The JOBS Act made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an "emerging growth company." We qualify as an "emerging growth company" and believe that we will continue to qualify as an "emerging growth company" for five years from the completion of the stock offering, or January 14, 2019.

        As an "emerging growth company," we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2013, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

        Additionally, we are in the process of evaluating the benefits of relying on the reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company", we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) hold non-binding stockholder votes regarding annual executive compensation or executive compensation payable in connection with a merger or similar corporate transaction, (iv) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an "emerging growth company," whichever is earlier. However, we will not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as we remain a "smaller reporting company" under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates).

        We could remain an "emerging growth company" for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We have and are continuing to prepare policies, procedures and systems designed to ensure compliance with these regulations.

Federal Taxation

        General.    Coastway Bancorp, Inc. and Coastway Community Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Coastway Bancorp, Inc. and Coastway Community Bank.

        Method of Accounting.    For federal income tax purposes, Coastway Community Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns.

        Minimum Tax.    The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as "alternative minimum taxable income." The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2013, Coastway Community Bank had no minimum tax credit carryforward.

        Corporate Dividends.    We may exclude from our income 100% of dividends received from Coastway Community Bank as a member of the same affiliated group of corporations.

        Audit of Tax Returns.    Our federal and state tax returns are not currently under audit, and our federal and state tax returns have not been audited during the past five years.

State Taxation

        Coastway Bancorp, Inc., and Coastway Community Bank are subject to Rhode Island's corporate income tax, which is imposed at a flat rate of 9% on apportioned "adjusted gross income." "Adjusted gross income," for purposes of the Rhode Island corporate income tax, begins with taxable income as defined by Section 44-11 of the Rhode Island Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several modifications pursuant to Rhode Island tax regulation.

        As a Maryland business corporation, Coastway Bancorp, Inc. is required to file an annual report with and pay franchise taxes to the state of Maryland.

Item 1A.    Risk Factors

Our commercial real estate and commercial business loans generally carry greater credit risk than loans secured by owner occupied one- to four-family real estate, and these risks will increase if we succeed in our plan to increase these types of loans.

        At December 31, 2013, $99.9 million, or 30.4%, of our loan portfolio consisted of commercial real estate and commercial business loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

  •
  commercial real estate loans—repayment is generally dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

  •
  commercial business loans—repayment is generally dependent upon the successful operation of the borrower's business.

        If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition.

        Furthermore, a key component of our strategy is to continue to increase our origination of commercial real estate and commercial business loans to diversify our loan portfolio and increase our yields. The proposed increase in these types of loans significantly increases our exposure to the risks inherent in these types of loans.

We have a high concentration of loans secured by real estate in our market area. Difficult economic conditions, both generally and in our market area, could adversely affect our financial condition and results of operations.

        At December 31, 2013, $285.3 million, or 86.9% of our total loan portfolio, consisted of loans secured by real estate in the state of Rhode Island. We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of further weakness and/or a economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. During the last several years, economic conditions and real estate values within our market area have declined significantly. The unemployment rate in the State of Rhode Island was 9.1% in December 2013 as compared to the national unemployment rate of 6.7% in December 2013. The median sales price of a single family home in the State of Rhode Island declined 7.1% and 2.6% in 2011 and 2012, respectively, while increasing 6.9%, 10.2% and 10.5% for the first, second and third quarters of 2013, respectively. From 2005 to September 30, 2013, the median sales price of a single family home in the State of Rhode Island declined by approximately 22.9%.

        A further deterioration, continued stagnation or even minimal improvement in economic conditions generally and in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

  •
  loan delinquencies, problem assets and foreclosures may increase;

  •
  weak economic conditions may continue to limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;

  •
  the value of the collateral for our loans may decline further;

  •
  demand for our deposits and services may decline; and

  •
  the amount of our low-cost or non-interest-bearing deposits may decrease.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

        We are exposed to the risk that our borrowers may default on their obligations. A borrower's default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to charge-off the loan in whole or in part. In such situations, we may acquire real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies, and the amount owed under the defaulted loan may exceed the value of the assets acquired.

        We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies do not continue to improve or non-accrual and non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.

        In addition, bank regulators periodically review our allowance for loan losses and, based on their judgments and information available to them at the time of their review, may require us to increase our allowance for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may result in a decrease of our net income and, possibly, our capital position, which may have a material adverse effect on our financial condition and results of operations.

Our nonconforming loan portfolio exposes us to increased credit risk.

        A significant portion of our one- to four-family residential real estate loans are nonconforming to secondary market requirements, and are therefore not saleable to Fannie Mae, Freddie Mac, Federal Housing Administration ("FHA") or Rhode Island Housing. At December 31, 2013, $48.4 million, or 49.3%, of our one- to four-family residential loan portfolio consisted of loans that were considered nonconforming because they exceeded the maximum balance allowable for sale (generally $417,000 for single-family homes in our market area), or jumbo loans. At December 31, 2013, we had three non-performing jumbo loans totaling $1.8 million.

        From 2000 until early 2006, we originated loans to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower's income source is not subject to verification through the application process. At December 31, 2013, we had $3.5 million in stated income loans, or 3.6% of our one- to four-family residential real estate loan portfolio, of which $1.2 million were non-performing loans. Approximately one-third of the $3.5 million in stated income loans were made to borrowers who had existing commercial relationships and financial information on file with us.

        Jumbo one- to four-family residential loans have increased risk due to their potential for greater exposure to loss as a result of their larger balances, which cannot be sold to government sponsored enterprises. Stated income loans have increased risk due to the lack of income verification applied to such loans which could result in higher rates of default. If our nonconforming one- to four-family residential loans do not perform, it will have an adverse effect on our financial condition and results of operations.

Our significant concentration of home equity loans and lines of credit exposes us to increased credit risk.

        At December 31, 2013, $83.3 million, or 25.4%, of our loan portfolio consisted of home equity loans and lines of credit, of which $46.1 million are in a junior lien position. Recent economic conditions have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our home equity loans and lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by foreclosing and selling the real estate collateral, or if another lender has priority over us, and we may be unsuccessful in recovering the remaining balance on defaulted loans after the senior liens are satisfied.

Our operating expenses are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

        Since 2012, we have opened two new branch offices and relocated one branch office from a leased property to a bank-owned building with a land lease; and increased our full time equivalent employees from 125 at June 30, 2012 to 141 at December 31, 2012 to 143 at December 31, 2013. This recent increase in our branch network and full time equivalent employees was part of a strategy to increase our platform to allow for future loan and deposit growth, and improve customer service. We also incurred professional fees in 2012 related to the formation of our mutual holding company. In the second quarter of 2013, we incurred an impairment charge of $482,000 on real estate held for sale. In July of 2013, we implemented a supplemental executive retirement plan for certain executives. These actions have increased our non-interest expense. In connection with the completed offering, we made a contribution to our new charitable foundation and put in place an employee stock ownership plan, and will incur increased professional and regulatory fees which will have the effect of reducing our net income in 2014 and future periods. In addition, in future periods we intend to institute one or more stock-based benefit plans which will increase our non-interest expense, and we expect to relocate to a new corporate headquarters which may increase our occupancy expense.

        Our non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, or our non-interest expense divided by the sum of our net interest income and our non-interest income. For the years ended December 31, 2013, 2012 and 2011, our efficiency ratio was 94.42%, 82.56% and 83.12%, respectively. Generally, this means we spent approximately $0.94, $0.83 and $0.83 during those years to generate $1.00 of income. If we are unable to lower our efficiency ratio by executing our business strategies, our profitability may be adversely affected.

Future changes in interest rates could reduce our profits.

        The majority of our assets and liabilities are monetary in nature. As a result, our earnings and growth are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, to events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. Changes in interest rates can affect our net interest income as well as the value of our assets and liabilities. Net interest income is the difference between (i) interest income on interest-earning assets, such as loans, and (ii) interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities.

        Historically, our interest-earning assets repriced more quickly than our interest-bearing liabilities, which made us vulnerable to decreases in interest rates. For the years ended December 31, 2013 and 2012, our net interest margin was 3.37% and 3.51%, respectively. Our asset/liability management committee utilizes a computer simulation model to provide an analysis of estimated changes in the net present value of equity in various interest rate scenarios. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Conversely, a reduction in interest rates can result in increased prepayments of loans, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans. In addition, we may not be able to lower our cost of funds as quickly as certain loans mature, reprice or are refinanced, which may cause a decline in our net interest margin.

Historically low interest rates may adversely affect our net interest income and profitability.

        In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated have been at lower levels than available prior to 2008. This has been a significant factor to our net interest income which while increasing to $11.3 million for the year ended December 31, 2013 from $10.6 million for the year ended December 31, 2012 due to growth in average loans of $35.5 million, had the effect of reducing net interest income by $792,000. As a general matter, our interest-earning assets reprice or mature slightly more quickly than our interest-bearing liabilities, which has resulted in decreases in net interest margin as interest rates decreased. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease as long as the low interest rate environment continues. The Federal Reserve Board has indicated its intention to maintain low interest rates for at least another year and possibly longer. Accordingly, our net interest income may continue to decrease, which will have an adverse effect on our profitability.

Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.

        A key component of our strategy is to increase the extent to which we sell in the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we originate, and intend to continue originating, loans on a "best efforts" basis, and we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase.

If our foreclosed real estate or real estate held for sale is not properly valued, our earnings could be reduced.

        We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as foreclosed real estate and at certain other times during the holding period of the asset. We also obtained appraisals and broker price opinions on our real estate held for sale. Our net book value, or NBV, of the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's NBV over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our foreclosed real estate and/or real estate held for sale may not be sufficient to recover our carrying value in such assets, resulting in the need for additional write-downs. An impairment loss is recorded on real estate held for sale to the extent that the fair value less estimated cost to sell is less than the NBV. In addition, bank regulators periodically review our foreclosed real estate and may require us to recognize further write-downs. Any increase in our charge-offs, write-downs and/or impairment losses may have a material adverse effect on our financial condition and results of operations.

Strong competition within our market areas may limit our growth and profitability.

        Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. These competitors have fewer regulatory constraints and may have lower cost structures.

        Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may choose to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

We depend on our management team to implement our business strategy and we could be harmed by the loss of their services.

        We are dependent upon the services of the members of our senior management team who direct our strategy and operations. We have benefited from consistency within our senior management team, with our top six executives averaging over 11 years of service with Coastway Community Bank and more than a combined 202 years of financial institution experience. Members of our senior management team, or lending specialists who possess expertise in our markets and maintain key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

Financial reform legislation will result in new laws and regulations that are expected to increase our costs of operations.

        The Dodd-Frank Act, among other things, has changed and will continue to change the bank regulatory framework. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. An independent Consumer Financial Protection Bureau has assumed the consumer protection responsibilities of the various federal banking agencies and has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Coastway Community Bank, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The new legislation also gives state attorneys general the ability to enforce applicable federal consumer protection laws. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to securitized loans. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. These measures are likely to increase our costs of doing business and increase our costs related to regulatory compliance, and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.

New regulations could restrict our ability to originate and sell mortgage loans.

        The Consumer Financial Protection Bureau has issued a rule which became effective in January, 2014 designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower's ability to repay a mortgage. Loans that meet this "qualified mortgage" definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau's rule, a "qualified mortgage" loan must not contain certain specified features, including:

  •
  excessive upfront points and fees (those exceeding 3% of the total loan amount, less "bona fide discount points" for prime loans);

  •
  interest-only payments;

  •
  negative-amortization; and

  •
  terms longer than 30 years.

        Also, to qualify as a "qualified mortgage," a borrower's total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau's rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

        In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Coastway Community Bank. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

        The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Coastway Community Bank on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

        The application of more stringent capital requirements for Coastway Community Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

        As a result of the completion of this offering, we will become a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management's attention from our operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

        We are subject to extensive regulation, supervision, and examination by the Federal Reserve Board, the Rhode Island Department of Business Regulation and the FDIC. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets by a financial institution, and the adequacy of a financial institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. See "Supervision and Regulation" for a discussion of the regulations to which we are subject.

Changes in accounting standards could affect reported earnings.

        The accounting standard setters, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Future legislative or regulatory actions could impair our rights against borrowers.

        There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution's ability to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting our rights as a creditor, are implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

        We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be adversely affected.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

        Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

        In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

        The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

There may be a limited trading market in our common stock, which would hinder your ability to sell our common stock and may lower the market price of the stock.

        Our common stock is listed on the Nasdaq Capital Market under the symbol "CWAY." The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment. In addition, our public "float," which is the total number of our outstanding shares less the shares held by our employee stock ownership plan, the charitable foundation and our directors and executive officers, is likely to be quite limited. As a result, it is unlikely that an active trading market for the common stock will develop or that, if it develops, it will continue. Purchasers of our common stock should have long-term investment intent and should recognize that there will be a limited trading market in the common stock. This may make it difficult to sell the common stock and may have an adverse impact on the price at which the common stock can be sold.

The contribution to the charitable foundation will adversely affect net income in 2014.

        We funded a charitable foundation in connection with the completion of our conversion and stock offering. We contributed cash and stock which consisted of $300,000 in cash and 122,054 shares or $1,220,540 in stock. The contribution will have an adverse effect on our net income for the first quarter and the 2014 year. The after-tax expense of the contribution will reduce net income by approximately $900,000.

Our contribution to the charitable foundation may not be tax deductible, which could reduce our profits.

        We believe that the contribution to the charitable foundation will be deductible for federal income tax purposes. However, the Internal Revenue Service may disagree with our determination and not grant tax-exempt status to the charitable foundation. If the contribution is not deductible, we would not receive any tax benefit from the contribution. The value of the contribution of cash and shares was

$1.5 million, which would result in after-tax expense of approximately $900,000 during the year ended December 31, 2014. In the event that the Internal Revenue Service does not grant tax-exempt status to the charitable foundation or the contribution to the charitable foundation is otherwise not tax deductible, we would recognize as after-tax expense the full value (i.e., $1.5 million) of the entire contribution.

        In addition, even if the contribution is tax deductible, we may not have sufficient profits to be able to use the deduction fully. Pursuant to the Internal Revenue Code, an entity is permitted to deduct up to 10% of its taxable income (income before income taxes) in any one year for charitable contributions. Any contribution in excess of the 10% limit may be deducted for federal and state income tax purposes over each of the five years following the year in which the charitable contribution is made. Accordingly, a charitable contribution could, if necessary, be deducted over a six-year period. Our pre-tax income over this period may not be sufficient to fully use this deduction. With certain exceptions, Rhode Island tax law follows the federal income tax laws and taxable income is computed in the same manner as taxable income is computed for federal income tax purposes.

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

        We are an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the JOBS Act. We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including the additional level of review of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important.

        We could remain an "emerging growth company" for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. Taking advantage of any of these exemptions may adversely affect the value and trading price of our common stock.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

Properties

        As of December 31, 2013, the net book value of our properties including real estate held for sale was $26.9 million. The net book value of our furniture, fixtures and equipment at December 31, 2013 was $2.2 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Building Square Footage	Net Book Value of Real Property
				(In thousands)
Corporate Headquarters: (including land)
One Coastway Plaza Cranston, RI 02910	Owned	2003	22,671	$3,363
Full Service Branches: (including land)
180 Washington Street Providence, RI 02903	Owned	2011	7,000	4,082
Warwick 2089 Warwick Avenue Warwick, RI 02889	Owned	1954	4,628	817
Women & Infants Hospital(1) 101 Dudley Street Providence, RI 02905	Leased	1986	1,000	—
Lincoln(2) 618 George Washington Highway Lincoln, RI 02865	Owned	2013	3,800	1,432
Cranston East 1155 Reservoir Avenue Cranston, RI 02920	Owned	2000	4,810	2,078
Cowesett 3830 Post Road Warwick, RI 02886	Owned	2002	2,771	1,421
East Providence 2830 Pawtucket Avenue East Providence, RI 02915	Owned	2005	3,476	1,971
East Greenwich 5750 Past Road East Greenwich, RI 02818	Owned	2012	3,500	4,354
Cranston West 200 Comstock Parkway Cranston, RI 02920	Owned	2013	3,800	2,430
Real estate held for sale:
33 Sharpe Drive Cranston, RI 02920	Owned	2012	38,400	2,280
2285 New London Turnpike Coventry, RI 02816 (land)	Owned	2010	—	1,235
Future Corporate Headquarters:
1 LoriAnn Drive(3) Warwick, RI 02886	Purchase & Sale	—	Under construction	1,399

(1)
The lease expires on June 30, 2016.

(2)
The Bank owns the branch building but leases the land. The land lease term expires in 2018 and has four renewal options for 5 year periods each

(3)
In June 2013, we entered into a purchase and sale ("P&S") agreement for $8.8 million to purchase our new corporate headquarters which is currently under construction. We expect to close on the purchase in the second quarter of 2014, and subsequently relocate from our current headquarters. The net book value at December 31, 2013 represents additional construction costs in excess of what had been agreed to in the P&S agreement.

Item 3.    Legal Proceedings

        The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions as of December 31, 2013 is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Our shares of common stock are traded on the NASDAQ Capital Market under the symbol "CWAY". The approximate number of holders of record of Coastway Bancorp, Inc.'s common stock as of March 25, 2014 was 496. Certain shares of Coastway Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There is no market price information for our common stock for the two-year period ended December 31, 2013. Coastway Bancorp, Inc. began trading on the NASDAQ capital Market on January 15, 2014.

        The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will continue to be paid or that, if paid, will not be reduced.

        The available sources of funds for the payment of a cash dividend in the future are interest and principal payments with respect to Coastway Bancorp, Inc.'s loan to the Employee Stock Ownership Plan, and dividends from Coastway Community Bank.

        Under the rules of the FDIC and the Federal Reserve Board, Coastway Community Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of Coastway Community Bank to make capital distributions, including the payment of dividends to Coastway Bancorp, see "Item 1—Business—Taxation—Federal Taxation" and "Item 1—Business—Supervision and Regulation."

        Unlike Coastway Community Bank, the Company is not restricted by FDIC regulations on the payment of dividends to its shareholders. However, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Coastway Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

        At December 31, 2013, there were no compensation plans under which equity securities of Coastway Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

        On September 12, 2013, Coastway Bancorp filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual to stock conversion of Coastway Bancorp, MHC and the related offering of common stock by Coastway Bancorp, Inc. The Registration Statement (File No. 333-191120) was declared effective by the Securities and Exchange Commission on November 12, 2013. Coastway Bancorp , Inc.registered 4,949,179 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $49.5 million. The stock offering commenced on November 22, 2013, and ended on January 14, 2014.

        Sandler O'Neill &Partners, L.P. ("Sandler") was engaged to assist in the marketing of the common stock and records management services. For its services, Sandler received a fee of $457,000. Sandler was also reimbursed $125,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

        The stock offering resulted in gross proceeds of $48.3 million, through the sale of 4.8 million shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $1.9 million, including $582,000 paid to Sandler. Net proceeds of the offering were approximately $46.4 million.

        Coastway Bancorp, Inc. contributed approximately $23.2 million of the net proceeds of the offering to the Bank. In addition, $4.0 million of the net proceeds were used to fund the loan to the employee stock ownership plan, $300,000 was contributed to the charitable foundation and approximately $18.9 million of the net proceeds were retained by Coastway Bancorp, Inc. The net proceeds contributed to the Bank have been invested in cash and short term instruments, used to make loans and repay FHLB overnight borrowings. The net proceeds retained by Coastway Bancorp, Inc. were initially deposited with the Bank.

Item 6.    Selected Financial Data

        The following tables set forth selected consolidated historical financial and other data of Coastway Bancorp, MHC and subsidiaries for the years and at the dates indicated. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2013 and 2012 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Coastway Bancorp, MHC and subsidiaries beginning at page 63 of this annual report. The information at and for the years ended December 31, 2011 and 2010 is derived in part from audited financial statements that are not included in this annual report.

	At December 31,
	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$432,678	$354,622	$322,967	$309,265
Cash and cash equivalents	51,519	7,020	5,366	5,241
Loans, net	328,576	296,999	269,578	257,045
Loans held for sale	8,648	13,642	14,528	19,250
Federal Home Loan Bank stock	2,694	3,036	3,408	3,408
Deposits	329,916	307,793	282,956	261,851
Borrowed funds	28,000	16,343	10,769	19,789
Total retained earnings	27,839	27,296	26,123	25,302

	For the Years Ended December 31,
	2013	2012	2011	2010
	(In thousands)
Selected Operating Data:
Interest income	$13,957	$13,207	$13,717	$14,116
Interest expense	2,630	2,650	2,704	3,403

Net interest income	11,327	10,557	11,013	10,713
Provision for loan losses	567	1,109	1,157	1,244

Net interest income after provision for loan losses	10,760	9,448	9,856	9,469
Non-interest income	6,157	7,175	6,020	4,965
Non-interest expense	16,508	14,640	14,158	13,386

Income before income taxes	409	1,983	1,718	1,048
Income tax provision	187	835	706	471

Net income	$222	$1,148	$1,012	$577

	At or For the Years Ended December 31,
	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.06%	0.34%	0.32%	0.19%
Return on equity (ratio of net income to average equity)	0.81%	4.36%	3.92%	2.32%
Interest rate spread(1)	3.20%	3.32%	3.68%	3.52%
Net interest margin(2)	3.37%	3.51%	3.87%	3.75%
Efficiency ratio(3)	94.42%	82.56%	83.12%	85.38%
Non-interest expense to average total assets	4.44%	4.39%	4.55%	4.33%
Average interest-earning assets to average interest-bearing liabilities	120.97%	121.36%	120.17%	119.61%
Average equity to average total assets	7.38%	7.89%	8.28%	8.04%
Asset Quality Ratios:
Nonperforming assets to total assets	1.86%	2.89%	2.64%	3.39%
Nonperforming loans to total loans	1.97%	2.58%	2.47%	3.90%
Net charge-offs to average loans outstanding	0.15%	0.35%	0.51%	0.36%
Allowance for loan losses to nonperforming loans	25.64%	20.48%	21.38%	16.30%
Allowance for loan losses to total loans	0.50%	0.53%	0.53%	0.64%
Capital Ratios:
Equity to total assets at end of period	6.4%	7.7%	8.1%	8.2%
Total capital to risk-weighted assets(4)	9.8%	10.7%	11.4%	12.1%
Tier 1 capital to risk-weighted assets(4)	9.3%	10.1%	10.8%	11.4%
Tier 1 capital to adjusted assets(4)	7.2%	8.1%	8.3%	8.3%
Other Data:
Number of full service offices	9	8	7	7
Full time equivalent employees	143	141	123	125

(1)
Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)
Represents net interest income as a percent of average interest-earning assets for the period.

(3)
Represents non-interest expense divided by the sum of net interest income and non-interest income. Our efficiency ratio for 2013 includes the impact of the impairment loss of $482,000 related to the write-down of two real estate properties that are classified as held for sale.

(4)
Represents capital ratios of Coastway Community Bank.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section is intended to help potential investors understand the financial performance of Coastway Bancorp, MHC and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2013 and 2012 and our results of operations for the years ended December 31, 2013 and 2012. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page 60 of this annual report. Coastway Bancorp, Inc. had not engaged in any activities at December 31, 2013; therefore, the information reflected in this section reflects the financial performance of Coastway Bancorp, MHC and subsidiaries.

Overview

        Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, SBA loans and, to a lesser extent, commercial business loans, commercial construction loans and consumer loans. We sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate, and depending on market conditions, we may also sell the guaranteed portions of SBA loans that we originate.

        Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of customer service fees, gains on sales of loans, net and other income. Non-interest expense currently consists primarily of expenses related to salary and employee benefits, occupancy and equipment, data processing, deposit servicing, professional fees, federal deposit insurance assessments, advertising, foreclosed real estate, impairment loss on real estate held for sale and other general and administrative expenses.

        Net income decreased $926,000, or 80.7%, to $222,000 for the year ended December 31, 2013 from $1.1 million for the year ended December 31, 2012. Net income decreased due to a decrease in non-interest income of $1.0 million and an increase of $1.9 million in non-interest expense, partially offset by an increase in net interest income of $770,000, a decline in the provision for loan losses of $542,000 and a decline in income tax expense of $648,000. The decrease in non-interest income was primarily the result of a decline in gains on sale of loans, net of $1.2 million. During the year ended December 31, 2012, SBA loan sale gains of $574,000 were realized as compared to $159,000 of gains on SBA loan sales during the year ended December 31, 2013. Gains on sale of mortgage loans decreased $624,000 from $3.3 million for the year ended December 31, 2012 to $2.6 million for the year ended December 31, 2013. The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $1.1 million and occupancy expense of $385,000 due to the hiring of additional personnel related to two new branches that opened late in 2012 and early 2013 along with general merit increases. Salaries and employee benefits expense also increased due to $170,000 of supplemental executive retirement plan expense as the plan was implemented beginning July 1, 2013.

        Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

        We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our core business strategies are discussed below.

        Increase Commercial Real Estate and Commercial Business Lending.    In order to increase the yield on our loan portfolio and reduce the term to repricing, following our conversion from a credit union to a bank, we began to increase our commercial real estate and commercial business loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner occupied businesses such as professional service providers. Our commercial real estate and commercial business loan portfolios have grown from $25.1 million and $2.9 million, respectively, at December 31, 2008 to $91.6 million and $8.3 million, respectively, at December 31, 2013. The additional capital raised in the offering will further increase our commercial lending capacity by enabling us to originate more loans as well as loans with larger balances that we intend to retain in our portfolio.

        Continue to Originate and Sell Certain Residential Real Estate Loans.    Residential mortgage lending has historically comprised a significant portion of our operations. We recognize that the origination of one-to four-family residential real estate loans is essential to maintaining customer relations and our status as a community-oriented bank. During the year ended December 31, 2013, we originated $166.6 million in one- to four-family residential real estate loans held for sale and sold $170.7 million of such loans for gains on sale of $2.6 million, and during the year ended December 31, 2012, we originated $171.2 million in one- to four-family residential real estate loans held for sale and sold $172.2 million of such loans for gains on sale of $3.3 million. We intend to continue to sell in the secondary market the majority of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the overall duration of our loan portfolio. To the extent available, we intend to continue to develop an appropriately sized portfolio of jumbo and shorter term adjustable-rate one- to four-family residential real estate loans to increase interest income and assist in the management of our interest rate risk. At December 31, 2013, we had $48.4 million in jumbo loans, which represented 49.3% of our one- to four-family residential real estate loan portfolio.

        Maintain Disciplined Underwriting.    We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio. At December 31, 2013, non-performing assets totaled $8.0 million, which represented 1.86% of total assets. At December 31, 2013, there were no non-performing commercial real estate loans and no non-performing commercial business loans. Non-performing SBA loans totaled $1.5 million at December 31, 2013, of which $1.4 million was guaranteed by the SBA.

        Increase our Share of Lower-Cost Deposits.    We remain committed to generating lower-cost stable core deposits. We attract and retain transaction accounts by offering competitive products and rates and excellent customer service. Our core deposits (consisting of demand deposit accounts, savings accounts, money market accounts and club accounts) increased $48.4 million to $204.5 million at December 31, 2013 from $156.1 million at December 31, 2010. At December 31, 2013, core deposits comprised 62.0% of our total deposits.

        Focus on Relationship Banking.    We believe that our competitive strengths are personalized superior customer service, extensive knowledge of our local markets, high visibility community activities and technology-driven financial products such as internet banking. We believe that we can leverage these strengths to attract and retain customers who are seeking personalized, best-in-class customer service that are not being served by the large money center and regional banks in our market area. We also believe that we can capitalize on commercial deposit and personal banking relationships derived from an increase in commercial real estate and commercial business lending.

Critical Accounting Policies

        Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in this annual report.

        The recently enacted JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2013, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

        Allowance for Loan Losses.    The allowance for loan losses is the estimated amount considered necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged to income. We make significant estimates and therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. Among the material assumptions required to establish the allowance are: loss exposure at default, the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these assumptions are susceptible to significant change.

        The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identified.

        Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Loans on non-accrual status and/or loans whose terms have been modified to be troubled debt restructurings are classified as impaired loans. Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest in accordance with the contractual terms of the loan agreement. Impairment is measured by either the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for selling costs.

        The general component is determined by segregating the remaining loans, including those loans not meeting our definition of an impaired loan, by type of loan. We utilize a ten-year historical loss experience period to capture loss trends from both positive and negative times in the economic cycle, and adjust the loss history for qualitative factors, including level/trends in delinquencies, consideration of more recent charge-off trends (i.e. last three-year period), general economic conditions, weighted average risk weightings, loan concentrations, management's assessment of internal factors and management's assessment of external factors such as interest rates, real estate markets and local and national economic factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. For our one- to four-family residential real estate and home equity portfolios, the credit quality of the individual borrower may be impacted by the overall health of the economy, including unemployment rates and housing prices. For commercial and SBA loans, the underlying cash flows generated by the properties and/or businesses may be adversely impacted by a downturn in the economy. Actual loan losses may be significantly more than the allowance for loan losses established, which could have a material negative effect on our financial results.

        On a monthly basis, our Credit Committee reviews the current status of various loans. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes a review of delinquent, nonaccrual and classified loans. A shortfall in collateral value less estimated selling costs when compared to the loan amount outstanding for a collateral dependent loan results in a recommendation of a specific allowance and/or charge-off if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available.

        Based on the composition of our loan portfolio and the economy, the primary risks that may impact the allowance for loan losses are increases in interest rates, a decline in the general economy, further increases in the already elevated level of unemployment in Rhode Island, and a decline in real estate market values in Rhode Island. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

        Although we use the best information available to establish the allowance for loan losses, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used in making our evaluation. In addition, bank regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance which would adversely affect earnings.

        Deferred Tax Assets.    We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments may require us to make projections of future taxable income and/or to carryback to taxable income in prior years. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

        Assets.    Our total assets increased $78.1 million, or 22.0%, to $432.7 million at December 31, 2013 from $354.6 million at December 31, 2012 primarily due to an increase in total loans, an increase in cash and cash equivalents and Bank-owned life insurance. Total loans (excluding loans held for sale) increased $31.5 million, or 10.6%, to $328.2 million at December 31, 2013 from $296.7 million at December 31, 2012. The increase in total loans was primarily due to an increase of $19.5 million, or 24.9%, in residential one- to four-family real estate loans which increased to $98.2 million at December 31, 2013 from $78.7 million at December 31, 2012. During 2013, we increased our lending in jumbo one- to four-family residential loans held in portfolio. Commercial real estate loans also increased $9.9 million, or 12.1%, to $91.6 million at December 31, 2013 as compared to $81.8 million at December 31, 2012.

        Cash and cash equivalents increased to $51.5 million at December 31, 2013 as compared to $7.0 million at December 31, 2012, as a result of $43.4 million of stock subscriptions for our mutual to stock conversion which was completed on January 14, 2014. Bank-owned life insurance ("BOLI") totaled $4.1 million at December 31, 2013 due to the purchase of BOLI on certain executive officers in July 2013. BOLI provides us with a funding source for our employee benefit plan obligations. Coastway Community Bank is the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the net cash surrender value of the underlying policies. BOLI income is non-taxable.

        Deposits.    Our primary source of funds is retail deposits held by individuals and businesses within our market area. Deposits increased $22.1 million, or 7.2%, to $329.9 million at December 31, 2013 from $307.8 million at December 31, 2012, primarily as a result of an increase in the balance of non-interest bearing demand deposit accounts of $6.1 million, or 10.7%, an increase of $2.9 million in the balance of savings and interest bearing demand deposit accounts, or 3.7%, an increase of $7.6 million in the balance of money market accounts, or 14.8%, and an increase in the balance of certificates of deposit of $5.0 million, or 4.2%. Customers have generally continued to maintain funds in more liquid deposit accounts during periods of low interest rates. We have also continued to expand our products to our small business customers. However, we experienced an increase in certificates of deposit during the year ended December 31, 2013 as some of our customers elected to lock in rates in five year certificates of deposit which yield a higher interest rate.

        Borrowed Funds.    We utilize borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an alternate funding source. Borrowed funds at December 31, 2013 totaled $28.0 million as compared to $16.3 million at December 31, 2012, a increase of $11.7 million, or 71.3%. Borrowed funds at December 31, 2013 were primarily comprised of $26.0 million in overnight advances at a weighted average rate of 0.28% as compared to overnight advances of $13.0 million at a weighted average rate of 0.31% at December 31, 2012, and increased in order to fund our loan growth. Long-term FHLBB advances at December 31, 2013 amounted to $2.0 million at a weighted average rate of 3.97% with $700,000 in long-term advances maturing in 2014 with the remainder maturing in 2015. The decrease in long-term advances in 2013 of $1.3 million was due to maturities.

        Total Retained Earnings.    Total retained earnings increased to $27.8 million at December 31, 2013 from $27.3 million at December 31, 2012. The increase in retained earnings was due to net income of $222,000 during the year ended December 31, 2013. Accumulated other comprehensive loss also decreased $321,000 as a result of gains pertaining to our defined benefit plan.

Comparison of Operating Results for the Year ended December 31, 2013 and December 31, 2012

        General.    Net income decreased $926,000, or 80.7%, to $222,000 for the year ended December 31, 2013 from $1.1 million for the year ended December 31, 2012. Net income decreased due to a decrease in non-interest income of $1.0 million and an increase of $1.9 million in non-interest expense, partially offset by an increase in net interest income of $770,000, a decline in the provision for loan losses of $542,000 and a decline in income tax expense of $648,000.

        Interest Income.    Interest income increased $750,000, or 5.7%, to $14.0 million for the year ended December 31, 2013 from $13.2 million for the year ended December 31, 2012. The increase reflected an increase in the average balance of interest earning assets of $55.1 million to $336.0 million for the year ended December 31, 2013 as compared to $300.8 million for the year ended December 31, 2012, partially offset by a decrease in the average yield on interest-earning assets to 4.15% for the year ended December 31, 2013 as compared to 4.39% for the year ended December 31, 2012. Substantially all of our interest income was derived from interest and fees on loans.

        Interest and fees on loans increased $762,000, or 5.8%, to $13.9 million for the year ended December 31, 2013 from $13.2 million for the year ended December 31, 2012. Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $35.5 million to $324.9 million for the year ended December 31, 2013 as compared to $289.4 million for the year ended December 31, 2012, partially offset by a decrease in the average yield on loans, which declined to 4.29% for the year ended December 31, 2013 as compared to 4.55% for the year ended December 31, 2012. The increase in our average balance of loans was principally due to the growth in our residential one- to four-family real estate loan portfolio, reflecting the low interest rate environment that existed for residential mortgage loans during the year ended December 31, 2013 as well as growth in our commercial real estate loan portfolio. The 26 basis point decline in the average yield on loans was primarily the result of the low interest rate environment as new loans were added to the portfolio at lower interest rates, net of loan payoffs and maturities.

        Interest Expense.    Interest expense was $2.6 million for year ended December 31, 2013 as compared to $2.7 million for the year ended December 31, 2012. Interest expense on deposits decreased $6,000 as a result of a decline in the average cost of deposits of seven basis points during the year ended December 31, 2013 as compared to the year ended December 31, 2012, offset by an increase in the average balance of deposits of $17.4 million in 2013. The average balance of savings and interest bearing demand deposit accounts increased $5.8 million from $74.7 million for the year ended December 31, 2012 to $80.6 million for the year ended December 31, 2013. The average balance of certificate of deposit accounts increased to $123.1 million for the year ended December 31, 2013 as compared to $114.8 million for the year ended December 31, 2012, primarily due to our competitive pricing on certificates of deposit, in anticipation of a future increase in interest rates. The average cost of certificates of deposit declined 12 basis points from 1.83% for the year ended December 31, 2012 to 1.71% for the year ended December 31, 2013 as a result of the low interest rate environment.

        Interest expense on borrowed funds decreased $14,000, or 9.7%, to $131,000 for the year ended December 31, 2013 from $145,000 for the year ended December 31, 2012. The decrease was principally due to a decrease in the average cost of borrowings which declined from 3.15% for the year ended December 31, 2012 to 0.86% for the year ended December 31, 2013 due to a higher proportion of our borrowings in 2013 consisting of lower costing overnight borrowings. The average balance of borrowed funds increased to $15.2 million for the year ended December 31, 2013 from $4.6 million for the year ended December 31, 2012.

        Net Interest Income.    Net interest income increased $770,000, or 7.3%, to $11.3 million for the year ended December 31, 2013 from $10.6 million for the year ended December 31, 2012. This increase was due to a $35.1 million increase in net interest-earning assets to $336.0 million for the year ended

December 31, 2013. This growth in net interest-earning assets was offset by a decrease in our interest rate spread of 12 basis points to 3.20% for the year ended December 31, 2013 as compared to 3.32% for the prior year period.

        Provision for loan losses.    A provision for loan losses of $567,000 was recorded to the allowance for loan losses during the year ended December 31, 2013, a decrease of $542,000 as compared to a provision of $1.1 million for the year ended December 31, 2012. Our provision for loan losses is based on our assessment of loss history, current asset quality and economic trends. During the year ended December 31, 2013, a provision of $343,000 was recorded relating to the home equity loan portfolio as compared to a provision of $872,000 during the year ended December 31, 2012. We recorded net charge-offs on the home equity loan portfolio of $412,000 during the year ended December 31, 2013 as compared to $699,000 during 2012. Home equity impaired loans declined $647,000 during 2013 and the specific reserves on home equity impaired loans declined by $66,000 in 2013. The provision on home equity loans declined in 2013 as compared to 2012 primarily due to improved asset quality trends such as levels of delinquencies and impaired loans. We recorded a provision of $148,000 primarily due to residential loan growth of $19.5 million during the year ended December 31, 2013. Net charge-offs on the residential one- to four-family loan portfolio of $79,000 during the year ended December 31, 2013 as compared to net charge-offs of $145,000 during the year ended December 31, 2012.

        A provision of $1.1 million was recorded during the year ended December 31, 2012. The provision for the year ended December 31, 2012 was principally allocated to the home equity loan portfolio. During the year ended December 31, 2012, the home equity loan portfolio had net charge-offs of $699,000 with a provision of $872,000 recorded. Included in home equity charge-offs for the year ended December 31, 2012 was a $250,000 charge-off on one loan, which had been 60 days delinquent at December 31, 2011.

        Non-Interest income.    Non-interest income declined $1.0 million, or 8.3%, to $6.2 million for the year ended December 31, 2013 from $7.2 million for the year ended December 31, 2012. The decrease in non-interest income was primarily the result of a decline in gains on sale of loans, net of $1.2 million to $2.9 million for the year ended December 31, 2013 from $4.1 million for the year ended December 31, 2012. During the year ended December 31, 2012, we recognized SBA loan sale income of $574,000 as compared to $159,000 of SBA loan sales income during the year ended December 31, 2013. Gains on sale of mortgage loans decreased $624,000 from $3.3 million for the year ended December 31, 2012 to $2.6 million for the year ended December 31, 2013. The decrease in gains on sale of mortgage loans resulted from a $342,000 reduction in net cash gains on sale primarily in the latter half of 2013. As interest rates increased nationally in the late spring/early summer of 2013 and refinancing volume slowed from previous quarters, local competition caused us to lower our interest rates, which reduced the net gain on loan sales as the third parties purchasing our mortgage loans decreased the premium they were willing to pay us. In addition, as the volume of our loan sales decreased, the fair value of our mortgage loan commitment derivatives also declined and we recorded a loss in the fair value of our mortgage derivatives of $181,000 during the year ended December 31, 2013 as compared to a gain of $72,000 during the year ended December 31, 2012. During the year ended December 31, 2013, we also recorded a loss of $28,000 upon the transfer of four loans to portfolio from loans held for sale, to record the loans at the lower of cost or market value.

        Other non-interest and BOLI income increased $96,000 for the year ended December 31, 2013, of which $59,000 related to income on BOLI that was purchased in July 2013.

        Non-Interest expense.    Non-interest expense increased $1.9 million, or 12.8%, to $16.5 million for the year ended December 31, 2013 from $14.6 million for the year ended December 31, 2012. The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $1.1 million and occupancy expense of $385,000 due to the hiring of additional personnel related to two new branches that opened in late 2012 and early 2013 along with general merit increases. Full time equivalent employees increased from 125 employees at June 30, 2012 to 141 employees at December 31, 2012 to 143 employees at December 31, 2013. Salaries and employee benefits expense also increased in 2013 due to $170,000 of supplemental executive retirement plan expense as the plan was implemented beginning July 1, 2013. Data processing expense increased $111,000 primarily due to higher network and home banking expenses. Impairment loss on real estate held for sale increased $482,000 for the year ended December 31, 2013 related to the write-down of two real estate properties that were reclassified to held for sale from premises and equipment and real estate held for investment during the second quarter of 2013. Professional fees declined $174,000, or 24.9%, to $525,000 for the year ended December 31, 2013 as compared to $699,000 for the year ended December 31, 2012 as a result of costs incurred in 2012 related to the formation of our mutual holding company. Advertising expenses declined $284,000, or 49.1%, during the year ended December 31, 2013 to $294,000 as compared to $578,000 for the prior year due to production and development costs incurred for the television advertising campaign in 2012 that did not recur in 2013. Foreclosed real estate expense increased $70,000 during the year ended December 31, 2013 due primarily to the write-down of $180,000 on a foreclosed real estate owned property for which we lowered our list price on the property, partially offset by a decline in foreclosed properties during 2013. FDIC insurance assessment increased $83,000 based on a combination of the growth in our average net assets and a higher rate accrued based on our regulatory classification of adequately capitalized at December 31, 2013 due to our asset growth. We closed our mutual to stock conversion on January 14, 2014 raising $46.4 million in net proceeds. We anticipate that Coastway Community Bank will be classified as well-capitalized at March 31, 2014. Other general and administrative costs increased $201,000, or 15.4%, due to an increase of $57,000 in loan servicing expenses and an increase of $25,000 in equipment repairs.

        Income tax expense.    Income tax expense declined to $187,000 for the year ended December 31, 2013 from $835,000 for the year ended December 31, 2012. The decline in income tax espense was primarily due to a reduction in pre-tax income of $1.6 million during the year ended December 31, 2013. During 2013, we recorded a $20,000 valuation allowance related to contribution carry-forwards that we do not believe will be realizable.

Average Balance Sheets

        The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as we had non-taxable interest-earning assets during the years presented. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets:
Loans and loans held for sale	$324,934	$13,935	4.29%	$289,404	$13,173	4.55%	$277,971	$13,698	4.93%
Cash and cash equivalents	8,259	11	0.14	8,301	15	0.18	3,273	4	0.12
Federal Home Loan Bank of Boston stock	2,758	11	0.39	3,105	19	0.61	3,408	15	0.44

Total interest-earning assets	335,951	13,957	4.15	300,810	13,207	4.39	284,652	13,717	4.82

Non-interest-earning assets	35,543			32,871			26,762

Total assets	$371,494			$333,681			$311,414

Liabilities and equity:
Money market accounts	$55,528	234	0.42	$52,248	222	0.42	$48,290	202	0.42
Savings accounts	80,572	153	0.19	74,735	175	0.23	66,316	154	0.23
Club accounts	1,462	2	0.14	1,454	4	0.28	1,315	3	0.23
Certificates of deposit	123,088	2,107	1.71	114,836	2,104	1.83	109,218	2,130	1.95

Total interest-bearing deposits	260,650	2,496	0.96	243,273	2,505	1.03	225,139	2,489	1.11
Borrowed funds	15,202	131	0.86	4,597	145	3.15	11,727	215	1.83
Subscriptions payable	1,868	3	0.19	—	—	—	—	—

Total interest-bearing liabilities	277,720	2,630	0.95	247,870	2,650	1.07	236,866	2,704	1.14

Non-interest-bearing deposits	62,230			54,609			45,409
Other liabilities	4,137			4,887			3,350

Total liabilities	344,087			307,366			285,625
Retained earnings	27,407			26,315			25,789

Total liabilities and retained earnings	$371,494			$333,681			$311,414

Net interest income		$11,327			$10,557			$11,013

Net interest rate spread(1)			3.20%			3.32%			3.68%
Net interest-earning assets(2)	$58,232			$52,940			$47,786
Net interest margin(3)			3.37%			3.51%			3.87%
Average interest-earning assets to interest-bearing liabilities	120.97%			121.36%			120.17%

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

  Rate/Volume Analysis

        The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the periods indicated. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-year average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-year average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2013 vs. 2012			Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and loans held for sale	$1,554	$(792)	$762	$548	$(1,073)	$(525)
Cash and cash equivalents	—	(4)	(4)	8	3	11
Federal Home Loan Bank of Boston stock	(2)	(6)	(8)	(1)	5	4

Total interest-earning assets	1,552	(802)	750	555	(1,065)	(510)

Interest-bearing liabilities:
Money market accounts	14	(2)	12	17	3	20
Savings accounts	13	(35)	(22)	20	1	21
Club accounts	—	(2)	(2)	—	1	1
Certificates of deposit	146	(143)	3	107	(133)	(26)
Subscriptions payable	3	—	3	—	—	—
Borrowed funds	150	(164)	(14)	(174)	104	(70)

Total interest-bearing liabilities	326	(346)	(20)	(30)	(24)	(54)

Change in net interest income	$1,226	$(456)	$770	$585	$(1,041)	$(456)

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2013.

        We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

  (i)
  expected loan demand;

  (ii)
  expected deposit flows and borrowing maturities;

  (iii)
  yields available on interest-earning deposits; and

  (iv)
  the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and are also used to pay off short-term borrowings.

        Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $51.5 million, which included $43.4 million of cash received for stock subscriptions.

        Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

        At December 31, 2013, we had $12.9 million in commitments to originate loans, $7.2 million of which will be sold. In addition to commitments to originate loans, we had $65.1 million in unused lines of credit and unadvanced funds to borrowers. Certificates of deposit due within one year of December 31, 2013 totaled $43.9 million, or 13.3%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $27.3 million. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowed funds than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2013.

        Our primary investing activity is originating loans. During the years ended December 31, 2013 and 2012, we originated $248.9 million and $245.4 million of loans, respectively.

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank of Boston advances. We experienced a net increase in deposits of $22.1 million and $24.8 million for the years ended December 31, 2013 and 2012, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the year ended December 31, 2013, we also received $43.4 million in cash for stock subscriptions.

        Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds. Federal Home Loan Bank of Boston advances increased by $11.7 million to $28.0 million at December 31, 2013, from $16.3 million at December 31, 2012. Federal Home Loan Bank of Boston advances were $42.9 million at December 31, 2013. We also have the ability to borrow with the Federal Reserve discount window. At December 31, 2013, we had the capacity to borrow up to $15.5 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

        Coastway Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, Coastway Community Bank was considered "adequately capitalized" under regulatory guidelines, because the Bank's total capital to risk weighted assets was 9.8% at December 31, 2013 as compared to the minimum ratio to be well capitalized of 10.0%. On January 14, 2014, the Company and the Bank completed its mutual to stock conversion, for which the Bank received proceeds of $23.2 million. As a result, in January, 2014, the Bank exceeded the minimum amount to be well capitalized.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

        Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 9 of the Notes to our Consolidated Financial Statements.

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

        Off-Balance Sheet Arrangements.    In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit as well as commitments to sell loans. For information about our loan commitments and unused lines of credit, see Note 9 of the Notes to our Consolidated Financial Statements beginning on page 96 of this annual report.

        In June 2013, we entered into a purchase and sale agreement for $8.8 million to purchase our new corporate headquarters which is currently under construction. We expect to close on the purchase in the second quarter of 2014, and relocate from our current headquarters.

        We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

        For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements beginning on page 71 of this annual report.

Impact of Inflation and Changing Prices

        The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not required for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Audit Committee of Coastway Bancorp, Inc. and Subsidiary:

        We have audited the accompanying consolidated balance sheets of Coastway Bancorp, MHC and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of net income, comprehensive income, changes in retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastway Bancorp, MHC and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 25, 2014

Coastway Bancorp, MHC and Subsidiaries

Consolidated Balance Sheets as of December 31, 2013 and 2012

(In thousands)

	2013	2012
Assets
Cash and due from banks	$2,621	$2,705
Interest-earning deposits	48,898	4,315

Total cash and cash equivalents	51,519	7,020
Federal Home Loan Bank stock, at cost	2,694	3,036
Loans, net of allowance for loan losses of $1,656 and $1,569, respectively	328,576	296,999
Loans held for sale	8,648	13,642
Premises and equipment, net	25,584	24,919
Accrued interest receivable	1,094	1,048
Real estate held for investment	—	1,354
Real estate held for sale	3,515	—
Foreclosed real estate	1,580	2,594
Bank-owned life insurance	4,059	—
Prepaid FDIC insurance assessment	—	336
Net deferred tax asset	440	—
Other assets	4,969	3,674

	$432,678	$354,622

Liabilities and Retained Earnings
Deposits:
Interest-bearing	$266,165	$250,185
Non-interest-bearing	63,751	57,608

Total deposits	329,916	307,793

Borrowed funds	28,000	16,343
Stock subscriptions	43,398	—
Net deferred tax liability	—	68
Accrued expenses and other liabilities	3,525	3,122

Total liabilities	404,839	327,326

Commitments and contingencies (Notes 5 and 9)
Retained earnings	28,034	27,812
Accumulated other comprehensive loss	(195)	(516)

Total retained earnings	27,839	27,296

	$432,678	$354,622

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, MHC and Subsidiaries

Consolidated Statements of Net Income for the Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands)
Interest income:
Interest and fees on loans	$13,935	$13,173
Other interest income	22	34

Total interest income	13,957	13,207

Interest expense:
Interest on deposits	2,499	2,505
Interest on borrowed funds	131	145

Total interest expense	2,630	2,650

Net interest income	11,327	10,557
Provision for loan losses	567	1,109

Net interest income, after provision for loan losses	10,760	9,448

Non-interest income:
Customer service fees	3,032	2,972
Gain on sales of loans, net	2,887	4,061
Bank-owned life insurance income	59	—
Other income	179	142

Total non-interest income	6,157	7,175

Non-interest expenses:
Salary and employee benefits	8,446	7,359
Occupancy and equipment	2,362	1,977
Data processing	1,512	1,401
Deposit servicing	662	755
Professional fees	525	699
FDIC insurance assessment	375	292
Advertising	294	578
Foreclosed real estate	344	274
Impairment loss on real estate held for sale	482	—
Other general and administrative	1,506	1,305

Total non-interest expenses	16,508	14,640

Income before income taxes	409	1,983
Income tax expense	187	835

Net income	$222	$1,148

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, MHC and Subsidiaries

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands)
Net income	$222	$1,148

Other comprehensive income:
Defined benefit pension plan:
Gains (losses) arising during the year	375	(19)
Actuarial loss amortized through pension expense	64	63
Tax effect	(118)	(18)

Net-of-tax amount	321	25

Comprehensive income	$543	$1,173

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, MHC and Subsidiaries

Consolidated Statements of Changes in Retained Earnings for the Years Ended December 31, 2013 and 2012

	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands)
Balance at December 31, 2011	$26,664	$(541)	$26,123
Comprehensive income	1,148	25	1,173

Balance at December 31, 2012	27,812	(516)	27,296
Comprehensive income	222	321	543

Balance at December 31, 2013	$28,034	$(195)	$27,839

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, MHC and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$222	$1,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	567	1,109
Loans originated for sale	(166,580)	(171,182)
Loans sold	170,672	172,224
Loss on loans held for sale transferred to portfolio	28	—
Gain on sale of portfolio loans sold	(159)	(574)
Amortization of deferred loan costs	532	485
Loss on foreclosed real estate	231	126
Income from Bank-owned life insurance	(59)	—
Gain on sale of premises and equipment	(8)	—
Impairment loss on real estate held for sale	482	—
Depreciation and amortization expense	959	798
Deferred income tax expense (benefit)	(626)	526
Net change in:
Accrued interest receivable	(46)	(5)
Prepaid FDIC insurance assessment	336	272
Other, net	(453)	(433)

Net cash provided by operating activities	6,098	4,494

Cash flows from investing activities:
Proceeds from redemption of FHLB stock	342	372
Purchase of Bank-owned life insurance	(4,000)	—
Loan (originations) principal payments, net	(36,503)	(38,033)
Proceeds from portfolio loans sold	4,590	8,357
Proceeds from sale of foreclosed real estate	1,053	385
Purchases of premises and equipment, net	(4,259)	(4,332)

Net cash used by investing activities	(38,777)	(33,251)

Cash flows from financing activities:
Net increase in deposits	22,123	24,837
Net change in short-term borrowed funds	13,000	7,000
Repayments of long-term borrowed funds	(1,343)	(1,426)
Stock subscriptions received	43,398	—

Net cash provided by financing activities	77,178	30,411

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, MHC and Subsidiaries

Consolidated Statements of Cash Flows (Concluded)

Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands)
Net increase in cash and cash equivalents	$44,499	$1,654
Cash and cash equivalents at beginning of period	7,020	5,366

Cash and cash equivalents at end of period	$51,519	$7,020

Supplemental cash flow information:
Interest paid on deposits	$2,498	$2,505
Interest paid on borrowed funds	135	149
Income taxes paid	602	652
Supplemental non-cash flow information
Loans transferred to foreclosed real estate	270	1,235
Loans held for sale transferred to portfolio loans	874	—
Real estate transferred from premises and equipment to real estate held for investment	—	1,354
Real estate transferred from real estate held for investment to real estate held for sale	1,354	—
Real estate transferred from premises and equipment to real estate held for sale	2,643	—
Change in other comprehensive income	321	25

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

        Coastway Bancorp, MHC (the "Company"), a state-chartered mutual holding company and its wholly-owned subsidiary, Coastway Bancorp, LLC ("Bancorp"), were formed on February 1, 2013. The Bancorp owned 100% of Coastway Community Bank (the "Bank"). The Bank provides a variety of financial services to individuals and small businesses throughout Rhode Island. Its primary deposit products are savings, demand, money market and term certificate accounts and its primary lending products are residential and commercial mortgage and business loans. The consolidated financial statements include the accounts of the Company, the Bancorp, and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Conversion

        On August 22, 2013, the Board of Directors of the Company, Bancorp and the Bank adopted the Plan of Conversion and Reorganization ("Conversion") to convert the Company from the mutual holding company form of organization to a stock holding company form of organization with a new Maryland-chartered stock corporation, Coastway Bancorp, Inc. ("Corporation").

        At December 31, 2013, stock subscriptions received aggregated $43.4 million and are included in liabilities in the accompanying consolidated balance sheets. Conversion costs are capitalized and will reduce the proceeds from the stock sold in the Conversion. At December 31, 2013, conversion costs amounting to $888,000 are included in other assets in the accompanying consolidated balance sheet.

        On January 14, 2014, the Conversion was completed and Coastway Bancorp, Inc. became the parent holding company for Coastway Community Bank. A total of 4,827,125 shares of Corporation common stock were sold to depositors and to the general public, including those issued to the Corporation's tax-qualified employee benefit plans, at $10.00 per share through which the Corporation received net offering proceeds of approximately $46.4 million. Also, on January 14, 2014, the Corporation contributed $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II which together totaled 3.15% of the gross proceeds of the offering totaling $1.5 million which will be recorded as a component of non-interest expense in 2014. The total number of shares of common stock outstanding upon completion of the Conversion is 4,949,179 shares.

        In connection with the Conversion, the Corporation implemented an employee stock ownership plan ("ESOP"), to provide eligible employees the opportunity to own corporation stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. 395,934 shares of the stock issued in the conversion were acquired by the ESOP, financed by a loan from the Corporation. The loan will be repaid principally from the Bank's contributions to the ESOP. The loan is payable annually over 25 years. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The loan can be prepaid without penalty.

        The ESOP loan is secured by the stock purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Shares used as collateral to secure the loan will be released and available for allocation to eligible employees as the loan payments are made.

        As part of the Conversion, Coastway Bancorp, Inc. established a liquidation account in an amount equal to the net worth of Coastway Bancorp, MHC as of the date of the latest consolidated balance

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sheet appearing in the final prospectus distributed in connection with the Conversion, or $27.5 million. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Coastway Community Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation of the Corporation or the Bank, each eligible account holder will be entitled to receive balances for accounts then held.

        Subsequent to the Conversion, the Corporation may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the liquidation account balance, applicable regulatory capital maintenance requirements, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Use of Estimates

        In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Reclassification

        Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the 2013 presentation.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, amounts due from banks and interest-earning deposits. Interest-earning deposits are carried at cost which approximates fair value and mature either daily or on demand.

Fair Value Hierarchy

        The Bank groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

        Level 1—Valuation is based on quoted prices in active markets for identical assets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Level 2—Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

        Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets or liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

        Transfers between levels, if any, are recognized at the end of a reporting period.

Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of and December 31, 2013 and 2012, no impairment has been recognized.

Loans

        The Bank's lending activities are conducted principally in Rhode Island. The Bank grants one-to-four family residential loans as well as commercial business, commercial real estate and consumer loans. Most loans granted by the Bank are collateralized by real estate. The ability and willingness of the one-to-four family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of economic activity within the borrowers' geographic area and real estate values. The ability and willingness of commercial loan borrowers to repay their loan commitments is generally dependent on the state of the real estate economic sector in the borrowers' geographic area and the general economy.

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

        For loan disclosures and the allowance for loan losses estimate, the Bank's loan portfolio includes residential 1-4 family real estate, home equity loans and lines of credit, commercial real estate, commercial business, commercial construction, Small Business Administration ("SBA") and consumer segments.

        The accrual of interest on loans is discontinued at the time the loan is 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. For impaired loans that are deemed collateral dependent, the recorded balance of the loan is reduced to fair value of the collateral net of estimated selling costs by charge off.

        The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general and specific components, as further described below.

General component

        The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments. Management uses a ten year historical loss period to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge off trends in the past three years; weighted average risk weightings; loan concentrations; management's assessment of internal factors; and management's assessment of external factors such as interest rates, real estate markets and local and national economic factors. There were no changes in the Bank's policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2013. Refer to Note 3 for additional information regarding the amounts attributable to historical loss and qualitative factors.

        The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

        One-to-four family residential real estate and home equity—Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The Bank generally has first liens on one-to-four family residential real estate loans and first or second liens on property securing home equity loans and equity lines-of-credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

        Commercial—Commercial loan segments include commercial real estate, commercial and industrial loans for businesses and construction financing for business/properties located principally in Rhode Island. For commercial real estate loans, the underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Non-real estate commercial loans are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. Commercial construction generally represent loans to finance construction of retail and office space. Commercial loans also include loans made under the SBA 504

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

program which is an economic development program which finances the expansion of small businesses. The Bank generally provides 50% of the projected costs, and the loan is secured by a first lien on the commercial property. The SBA does not provide a guarantee on loans made under the SBA 504 program. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

        SBA—Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA's 7(a) program and include both guaranteed and unguaranteed loans. Under the SBA 7(a) Program, loans may qualify for guarantees up to 85% of principal and accrued interest. The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards. SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank's normal underwriting criteria. For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan. The guaranteed portion of SBA loans in the Bank's portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.

        Consumer—This segment includes unsecured and vehicle loans and repayment is dependent on the credit quality of the individual borrower.

Specific component

        The specific component relates to loans that are classified as impaired. Based on internal credit ratings, commercial and SBA loans are evaluated for impairment on a loan-by-loan basis. Impairment is measured by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and performing residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

        The Bank periodically may agree to modify the contractual terms of loans, such as a reduction in interest rate of the loan for some period of time, an extension of the maturity date or an extension of time to make payments with the delinquent payments added to the end of the loan term. When a loan

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Concluded)

is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are initially classified as impaired. Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. TDRs may be returned to actual status after a period of satisfactory payment performance per the terms of the restructuring, generally six months of current payments.

Loans Held for Sale and Mortgage Banking Activities

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. One-to-four family residential loans are sold with servicing released. Gains and losses on loan sales are recorded in non-interest income as gains on sale of loans, net. Commitments to originate loans to be held for sale and forward loan sale commitments are derivatives and are recorded at fair value with changes in fair value included as a component of gains on sale of loans, net.

Premises and Equipment

        Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Real Estate Held for Investment

        In 2012, the Bank reclassified the carrying value of undeveloped land acquired for a branch location in the amount of $1.4 million from premises and equipment to real estate held for investment. This asset did not meet held-for-sale criteria as management intended to lease the land and there was no immediate plan for sale. Upon transfer, the asset was evaluated for impairment and management determined that the asset was not impaired because future undiscounted cash flows of the expected rental payments and the salvage value of the land exceeded the carrying value at December 31, 2012.

Real Estate Held for Sale

        Real estate held for sale is carried at the lower of cost or fair value, less cost to sell. Real estate is classified as held for sale when management has committed to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition of a sale within one year; the asset is being actively marketed for sale; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On June 1, 2013, upon expiration of the letter of intent from the expected lessee, the Bank reclassified the $1.4 million carrying value of the undeveloped land classified as real estate held for investment at December 31, 2012 to real estate held for sale as management intends to sell the land and all of the above criteria have been met.

        On June 1, 2013, the Bank reclassified land and building previously purchased for the potential relocation of the corporate headquarters with a carrying value of $2.6 million from premises and equipment to real estate held for sale as the Bank determined that the costs to improve the property for its intended use exceeded its initial expectations.

        The Bank recorded a $482,000 impairment loss in non-interest expenses upon transfer of the aforementioned properties to real estate held for sale.

Foreclosed Real Estate

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations, changes in the valuation allowance, gains or losses on sales and any direct write-downs are included in foreclosed real estate expenses. Foreclosed real estate consists of residential real estate properties.

Bank-owned Life Insurance

        Bank-owned life insurance policies are reflected in the Consolidated Balance Sheets at cash surrender value. Changes in cash surrender value are reflected in non-interest income in the Consolidated Statements of Net Income and are not subject to income taxes.

Transfers of Financial Assets

        Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets.

        During the normal course of business, the Bank may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred.

Defined Benefit Plan

        The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

        The Bank accounts for its defined benefit pension plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Bank accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability in its balance sheet and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income/loss.

Income Taxes

        Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2013 and 2012 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense, if applicable.

Comprehensive Income/Loss

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the retained earnings section of the balance sheet, such items, along with net income, are components of comprehensive income/loss. The Bank measures the pension plan assets and pension obligations on an annual basis and recognizes in the financial statements an asset or liability for the plan's funded status. Accumulated other comprehensive loss represents the actuarial loss that will be amortized through pension expense, net of tax and amounted to $324,000 and $764,000, at December 31, 2013 and 2012, respectively net of related tax effects of $130,000 and $248,000, respectively.

Segments and Significant Group Concentrations of Credit Risk

        Management evaluates the Bank's performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available. The Bank does not derive revenues from or have assets located in foreign countries, nor does it derive revenue from any single customer that represents 10% or more of the Bank's total revenues.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

Recent Accounting Pronouncements

        As an "emerging growth company," as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Bank has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2013, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This ASU is effective prospectively for public entities for reporting periods beginning after December 15, 2012 and for nonpublic entities for reporting periods beginning after December 15, 2013. Under the extended transition period for an emerging growth company, the Corporation will adopt this ASU on January 1, 2014. Management does not expect this ASU to have a material effect on the presentation of comprehensive income in the Corporation's consolidated financial statements.

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2013 and 2012, the reserve balance amounted to $1.9 million and $1.8 million, respectively.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

3. LOANS

        A summary of the balances of loans follows:

	December 31,
	2013	2012
	(In thousands)
Residential real estate mortgage loans:
1-4 family	98,180	$78,633
Home equity loans and lines of credit	83,334	83,154

Total residential real estate mortgage loans	181,514	161,787
Commercial:
Commercial real estate	91,609	81,754
Commercial business	8,301	7,899
Commercial construction	7,099	3,302
SBA	38,004	39,628

Total commercial loans	145,013	132,583
Consumer	1,672	2,320

Total loans	328,199	296,690
Allowance for loan losses	(1,656)	(1,569)
Net deferred loan costs	2,033	1,878

Loans, net	$328,576	$296,999

        SBA loans carry a lower credit risk profile than standard commercial loans due to government guarantees inherent in SBA lending. Generally, loans with balances in excess of $150,000 have a 75% SBA guarantee, loans less than $150,000 have an 85% guarantee, and lines of credit have a 50% guarantee. Guaranteed portions of SBA loans total $27.3 million and $29.4 million at December 31, 2013 and 2012, respectively.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

3. LOANS (Continued)

        Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

	Year Ended December 31, 2013
	Residential 1-4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$393	$674	$261	$25	$11	$185	$20	$1,569
Provisions (credit) for loan losses	148	343	60	4	13	2	(3)	567
Loans charged-off	(94)	(424)	—	—	—	(33)	(15)	(566)
Recoveries	15	12	—	—	—	43	16	86

Ending balance	$462	$605	$321	$29	$24	$197	$18	$1,656

	December 31, 2013
Allowance for impaired loans	$94	$66	$—	$—	$—	$34	$7	$201
Allowance for non-impaired loans	368	539	321	29	24	163	11	1,455

Total allowance for loan losses	$462	$605	$321	$29	$24	$197	$18	$1,656

Impaired loans	$6,499	$359	$—	$—	$—	$2,681	$33	$9,572
Non-impaired loans	91,681	82,975	91,609	8,301	7,099	35,323	1,639	318,627

Total loans	$98,180	$83,334	$91,609	$8,301	$7,099	$38,004	$1,672	$328,199

	Year Ended December 31, 2012
	Residential 1-4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$531	$501	$214	$13	$1	$149	$15	$1,424
Provisions (credit) for loan losses	7	872	47	12	10	114	47	1,109
Loans charged-off	(154)	(707)	—	—	—	(117)	(58)	(1,036)
Recoveries	9	8	—	—	—	39	16	72

Ending balance	$393	$674	$261	$25	$11	$185	$20	$1,569

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

3. LOANS (Continued)

        The allowance allocated by segment is as follows:

	December 31, 2012
	Residential 1-4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for impaired loans	$104	$132	$—	$—	$—	$19	$7	$262
Allowance for non-impaired loans	289	542	261	25	11	166	13	1,307

Total allowance for loan losses	$393	$674	$261	$25	$11	$185	$20	$1,569

Impaired loans	$6,727	$1,006	$—	$—	$—	$2,074	$30	$9,837
Non-impaired loans	71,906	82,148	81,754	7,899	3,302	37,554	2,290	286,853

Total loans	$78,633	$83,154	$81,754	$7,899	$3,302	$39,628	$2,320	$296,690

        Of the $2.7 million and $2.1 million of impaired SBA loans at December 31, 2013 and 2012, respectively, guaranteed portions amounted to $2.3 million and $1.8 million, respectively.

        The following represents the amount of the total general allowance for loan losses presented by the amount attributable to the ten year historical loss experience and the amount attributable to qualitative factors as of the dates noted. The table excludes the amount of the specific allowance attributable to impaired loans.

	General Allowance 10 Year Loss History	Qualitative Factors	Total General Allowance
	(Dollars in thousands)
December 31, 2013	$592	$863	$1,455
Percent of general allowance	41%	59%	100%
December 31, 2012	$508	$799	$1,307
Percent of general allowance	39%	61%	100%

        The following discussion focuses on the loan segments where there has been the majority of the charge-off activity over the past three years.

        The general allowance on home equity loans and lines of credit has increased since December 31, 2010 to reflect increased recent trends in historical loss experience as compared to the Bank's ten-year loss history. During the year ended December 31, 2012, our home equity loan and lines of credit charge-offs increased as compared to 2011 due primarily to one large loan charge-off of $250,000. This $250,000 charge-off occurred as a result of a legal determination in 2012 that a parcel of land was not able to be bifurcated which negatively impacted the fair value of the collateral securing the loan. Based on the nature of this loss, the Bank did not believe that this elevated one year loss experience was indicative of a trend in the home equity loan and lines of credit portfolio. However, the Bank did increase both its historical loss experience, and its qualitative factors in 2012. The home equity qualitative adjustment was 27 basis points at December 31, 2011, increased to 44 basis points at

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

3. LOANS (Continued)

December 31, 2012 and decreased to 38 basis points at December 31, 2013. The 17 basis point increase in the qualitative factor during 2012 was due to an increase in the Bank's three year loss experience. The 6 basis point decrease in the qualitative factor during 2013 was to offset the increase in the ten-year historical loss factor of 5 basis points, given the consistent three year historical loss experience and a 1 basis point decrease in the real estate market qualitative factor given improvement in real estate values. The loss trends in the home equity loan segment during the year ended December 31, 2013 remained relatively consistent with the trends in historical loss experience which occurred in 2010, 2011 and 2012, excluding the one large unusual charge-off in 2012.

        In 2011, the Bank experienced one large charge-off of $479,000 on a one- to four-family residential real estate loan that was transferred into foreclosed real estate. The ten year historical loss factor was 14 basis points at December 31, 2011. The Bank's loss experience on one- to four-family residential real estate loans has improved since 2011. During 2012 and 2013, the Bank's net charge-offs in this loan segment totaled $145,000 and $79,000 respectively, as compared to $820,000 in net charge-offs during 2011. Qualitative adjustments for one- to four-family residential real estate loans at December 31, 2013 amounted to 23 basis points as compared to 24 basis points at December 31, 2012. The qualitative adjustment decreased 25 basis points during 2012 to 24 basis points from 49 basis points at December 31, 2011 based on consideration of the improvement in historical losses during the year ended 2012; and in consideration of an increase in the ten year historical loss factor of 2 basis points during 2012. The qualitative adjustment decreased 1 basis point in 2013 given improvement in real estate values.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

3. LOANS (Continued)

        The following is a summary of past due and non-accrual loans at December 31, 2013 and 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
	(In thousands)
December 31, 2013
Residential real estate:
Residential 1-4 family	$925	$1,573	$1,035	$3,533	$—	$4,790
Home equity loans and lines of credit	294	—	53	347	—	158
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	1,131	81	977	2,189	—	1,508
Consumer	19	—	—	19	—	3

Total	$2,369	$1,654	$2,065	$6,088	$—	$6,459

December 31, 2012
Residential real estate:
Residential 1-4 family	$1,721	$717	$2,652	$5,090	$—	$5,773
Home equity loans and lines of credit	25	83	640	748	—	804
Commercial real estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	361	—	494	855	—	1,071
Consumer	42	—	—	42	—	13

Total	$2,149	$800	$3,786	$6,735	$—	$7,661

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

3. LOANS (Continued)

        The following is information pertaining to impaired loans:

	December 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Residential real estate:
Residential 1-4 family	$3,689	$3,850	$—	$3,256	$3,330	$—
Home equity loans and lines of credit	104	281	—	322	490	—
SBA	1,764	1,838	—	1,624	1,750	—
Consumer	12	12	—	—	—	—

Total	$5,569	$5,981	$—	$5,202	$5,570	$—

Impaired loans with a valuation allowance:
Residential real estate:
Residential 1-4 family	$2,810	$2,810	$94	$3,471	$3,471	$104
Home equity loans and lines of credit	255	267	66	684	684	132
SBA	917	917	34	450	450	19
Consumer	20	20	7	30	30	7

Total	$4,002	$4,014	$201	$4,635	$4,635	$262

	Year ended December 31, 2013			Year ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(Dollars in thousands)
Residential real estate:
Residential 1-4 family	$6,752	$229	$141	$6,053	$209	$120
Home equity loans and lines of credit	623	36	26	848	25	18
Commercial business	23	—	—	—	—	—
SBA	2,297	81	19	2,139	104	45
Consumer	38	2	1	46		—

Total	$9,733	$348	$187	$9,086	$338	$183

        No additional funds are committed to be advanced in connection with impaired loans at December 31, 2013 and 2012.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

3. LOANS (Continued)

        The following is a summary of troubled debt restructurings for the years ended December 31, 2013 and 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Year Ended December 31, 2013
Residential 1-4 family	9	$2,229	$2,229
Home equity and lines of credit	3	225	225
SBA	3	307	307
Consumer	2	13	13
Year Ended December 31, 2012
Residential 1-4 family	12	$3,409	$3,409
Home equity and lines of credit	3	228	228
SBA	2	257	257
Consumer	2	31	31

        The terms for loan modifications are determined on a loan-by-loan basis. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a temporary reduction in the interest rate to market rate or below, a change in the terms to grant principal or interest deferments, or movement of past due amounts to the back-end of the loan or refinancing. All deferred payments will be collected at the time of final repayment. For qualifying loans the Bank will permit multiple modifications to a loan if the borrower performs under the modified terms. During the year ended December 31, 2013, the Bank modified nine loans totaling $897,000 that were performing troubled debt restructured loans at the time of modification. During 2012, the Bank modified eight loans totaling $2.5 million that were performing troubled debt restructured loans at the time of modification. These loans are included in the table above and are reported as impaired loans at December 31, 2013 and 2012. Management performs a discounted cash flow calculation to determine the amount of the impairment reserve required on each of the troubled debt restructurings and must exercise judgment to determine the amounts and timing of cash flows. Any impairment reserve required is recorded through the provision for loan losses. TDRs are reported as non-accrual loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

3. LOANS (Continued)

        The following is a summary of troubled debt restructurings that defaulted in the first twelve months after restructure during the years ended December 31, 2013 and 2012:

	Number of Contracts	Recorded Investment
		(Dollars in thousands)
Year Ended December 31, 2013
Residential 1-4 family	7	$2,313
Home equity and lines of credit	3	225
SBA	1	44
Year Ended December 31, 2012
Residential 1-4 family	1	$310
SBA	1	161

Credit Quality Information

        Commercial and SBA loans are risk rated based on key factors such as management ability, financial condition, debt repayment ability, collateral, industry conditions and loan structure. Risk ratings 1 through 5 are considered "pass" rated, risk rating 5.5 is considered "watch list", risk rating 6 is considered "special mention", while risk ratings 7, 8 and 9 are considered "classified" ratings.

        Risk Rating 1—Excellent:    loans to borrowers of the strongest financial condition, or loans to borrowers that are secured by cash collateral or highly liquid marketable securities with ample margin. Quality is unquestioned with no known credit deficiencies or technical exceptions.

        Risk Rating 2—Very Strong:    high quality loans to businesses with solid and consistent financial condition with no major problems, but with less stature than credits with a risk rating of 1. The probability of serious financial deterioration is slight.

        Risk Rating 3—Strong:    above average quality loans to businesses with solid and consistent financial condition that conform to most acceptable credit standards. The probability of serious financial deterioration is below average, although some vulnerability to changing economic conditions may be evidenced.

        Risk Rating 4—Good:    average quality loans to businesses with sound financial condition that conform to most acceptable credit standards. The probability of serious financial deterioration is average, with vulnerability to changing economic conditions evidenced.

        Risk Rating 5—Satisfactory:    loans that possess above average risk, but exhibit current factors that indicate debt repayment ability. Borrowers in this category currently exhibit satisfactory operations, but may be highly susceptible to economic downturns or events that can result in a significant impact on the borrower's ability to properly service debt.

        Risk rating 5.5—Watch List:    loans in this category exhibit the characteristics associated with 5 risk-rated loans, but possess negative factors that warrant increased oversight yet do not warrant a negative risk rating. Factors may include short-term negative operating trends, temporary liquidity

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

3. LOANS (Continued)

shortfalls, modest delinquency, missing or incomplete financial information, or negative balance sheet trends.

        Risk Rating 6—Special Mention:    these loans have potential weaknesses and require management's close attention. If these weaknesses are not addressed, they may weaken the prospects for repayment at a future date. Special mention assets do not expose the institution to sufficient risk to warrant a classified rating.

        Risk Rating 7—Substandard:    loans in this category are inadequately protected by the current financial condition and repayment ability of the borrower or pledged collateral, if any. These assets have a well-defined weakness(es) that jeopardizes the repayment of the debt in full, and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

        Risk Rating 8—Doubtful:    loans have all the weaknesses of those classified substandard. In addition, it is highly unlikely that a doubtful asset can be collected or liquidated in full. The possibility of loss is extremely high. However, because of certain important and reasonably specific pending factors, which may work to strengthen the asset, its classification as a loss is deferred until the asset's status can be better determined.

        Risk Rating 9—Loss:    loans classified as loss are considered uncollectible and of such little value that they are no longer considered bankable. This classification does not mean that the asset has no recovery or salvage value. However, it is not practical or desirable to defer writing off the asset even though partial recovery may occur in the future.

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

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

3. LOANS (Concluded)

        The following table presents the Bank's commercial loans by risk rating.

	December 31, 2013
	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Total
	(In thousands)
Loans rated 1 - 5	$88,578	$7,898	$5,926	$30,723	$133,125
Loans rated 5.5	2,858	168	—	2,493	5,519
Loans rated 6	—	—	—	1,007	1,007
Loans rated 7	173	235	1,173	3,622	5,203
Loans rated 8	—	—	—	159	159

	$91,609	$8,301	$7,099	$38,004	$145,013

	December 31, 2012
	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Total
	(In thousands)
Loans rated 1 - 5	$80,138	$7,234	$3,302	$29,401	$120,075
Loans rated 5.5	1,616	176	—	4,204	5,996
Loans rated 6	—	—	—	1,257	1,257
Loans rated 7	—	489	—	4,766	5,255
Loans rated 8	—	—	—	—	—

	$81,754	$7,899	$3,302	$39,628	$132,583

4. LOAN SERVICING

        The Bank has transferred a portion of its originated commercial and SBA loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Bank's accompanying consolidated balance sheets. The Bank and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower's lack of compliance with contractual terms of the loan. The Bank continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2013 and 2012, the Bank was servicing commercial loans for participants aggregating $7.7 million and $5.4 million, respectively. At December 31, 2013 and 2012, the Bank was servicing SBA loans for participants aggregating $20.2 million and $19.4 million, respectively.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

5. PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,
	2013	2012
	(In thousands)
Land	$7,604	$8,729
Buildings and improvements	18,018	16,086
Furniture, fixtures and equipment	5,204	5,079
Leasehold improvements	111	387
Fixed assets in process	1,399	1,552

	32,336	31,833
Less accumulated depreciation and amortization	(6,752)	(6,914)

	$25,584	$24,919

        Depreciation and amortization expense amounted to $959,000 and $798,000 for the years ended December 31, 2013 and 2012, respectively.

        Fixed assets in process at December 31, 2013 represent additional construction costs related to the new corporate headquarters building in excess of what had been agreed to in the Purchase and Sale Agreement (see note 9). Fixed assets in process at December 31, 2012 represents costs incurred relating to the construction of a branch location and placed in service in 2013. Construction commitments outstanding as of December 31, 2012 amounted to $1.1 million. There are no construction commitments at December 31, 2013.

        The Bank leases certain facilities and equipment under long-term noncancelable lease commitments. Pursuant to terms of the lease agreements in effect at December 31, 2013, future minimum lease commitments are as follows (in thousands):

2014	$136
2015	136
2016	131
2017	125
2018	125
Thereafter	1,792

$2,445

        One lease has four options to renew for 5 year periods each. The cost of such rentals is not included above. Rent expense amounted to $186,000 and $97,000 for the years ended December 31, 2013 and 2012, respectively.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

6. DEPOSITS

        A summary of deposit balances, by type, is as follows:

	December 31,
	2013	2012
	(In thousands)
Non-interest-bearing demand deposit accounts	$63,751	$57,608
Savings accounts and interest-bearing DDA	79,931	77,042
Money market accounts	59,210	51,570
Club accounts	1,614	1,197

Total non-certificate accounts	204,506	187,417

Term certificates $100,000 or greater	49,980	42,999
Term certificates less than $100,000	75,430	77,377

Total certificate accounts	125,410	120,376

Total deposits	$329,916	$307,793

        A summary of certificate accounts by maturity is as follows:

	December 31, 2013		December 31, 2012
Maturing Periods	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$43,868	0.89%	$46,376	1.07%
Within 2 years	30,228	2.28	15,185	1.60
Within 3 years	22,841	2.37	24,130	2.75
Within 4 years	14,835	1.80	20,158	2.58
Within 5 years	13,638	1.57	14,527	1.84

	$125,410	1.68%	$120,376	1.82%

7. BORROWED FUNDS

        FHLB advances with an original maturity of less than one year amounted to $26 million and $13 million at December 31, 2013 and 2012, respectively, at a weighted average rate of 0.28% and 0.31%, respectively.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

7. BORROWED FUNDS (Concluded)

        Long-term FHLB advances consist of the following fixed-rate advances:

	December 31, 2013		December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Non-amortizing advances maturing:
2013	$—	—%	$1,300	3.59%
2014	700	3.84	700	3.84
2015	1,300	4.04	1,300	4.04
Amortizing advances maturing in 2013(1)	—	—	43	3.07

Total FHLB advances	$2,000	3.97%	$3,343	3.81%

(1)
Amortizing advances require monthly principal and interest payments.

        At December 31, 2013 and 2012, the Bank has a $6 million available line of credit with the FHLB. There were no amounts outstanding on this line of credit at December 31, 2013 or 2012. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.

        At December 31, 2013 and 2012, the Bank has an agreement with the Federal Reserve Bank of Boston for borrowings at the discount window for a maximum limit of $15 million. The terms of this agreement call for the pledging of certain loans as security for any and all obligations of the Bank under this agreement. At December 31, 2013 and 2012, there were no borrowings under this agreement.

8. EMPLOYEE BENEFITS

Defined Benefit Plan

        The Bank has a noncontributory, defined benefit pension plan (the "Plan") that, prior to its curtailment, covered substantially all qualified full-time employees. In March 1993, the Bank's Board of Directors approved an amendment to the Plan, which froze employee pension benefits at the benefit amounts earned by employees as of April 15, 1993. The benefits were based upon years of service and the employees' compensation during the last five years of employment prior to the Plan's curtailment.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

8. EMPLOYEE BENEFITS (Continued)

        Information pertaining to the activity in the Plan is as follows:

	Years ended December 31,
	2013	2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,974	$1,834
Interest cost	79	80
Actuarial (gain) loss	(215)	105
Benefits paid	(32)	(45)

Projected benefit obligation at end of year	1,806	1,974

Change in plan assets:
Fair value of plan assets at beginning of year	1,558	1,332
Actual return on plan assets	271	182
Employer contribution	71	89
Benefits paid	(32)	(45)

Fair value of plan assets at end of year	1,868	1,558

Unfunded status and (prepaid) accrued pension benefit at end of year	$(62)	$416

Accumulated benefit obligation at end of year	$1,806	$1,974

        At December 31, 2013 and 2012, the discount rate used to determine the benefit obligation was 4.95% and 4.05%, respectively.

        The components of net periodic pension cost are as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Interest cost	$79	$80
Expected return on plan assets	(110)	(95)
Amortization of actuarial loss	64	62

	$33	$47

        An actuarial loss of $18,000, included in accumulated other comprehensive loss at December 31, 2013, is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2014.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

8. EMPLOYEE BENEFITS (Continued)

        The assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2013	2012
Discount rate	4.05%	4.40%
Expected return on plan assets	7.00%	7.00%

        In general, the Bank has selected their assumptions with respect to the expected long-term rate of return based on prevailing yields on high quality fixed income investments increased by a premium for equity return expectations.

        The plan assets are all measured at fair value in Level 1 because the values are based on quoted market prices in an active exchange market. The fair values of major categories of pension plan assets are summarized below:

	December 31,
	2013	2012
	(In thousands)
Equity securities:
Domestic mutual funds	$766	$598
Fixed income	622	604
International mutual funds	319	247
International exchange traded funds	89	94
Cash and cash equivalents	72	15

	$1,868	$1,558

        The Bank expects to contribute $78,000 to the plan during the year ended December 31, 2014.

        Estimated future benefit payments, which reflect expected future service, as appropriate, that are expected to be paid follows:

Years Ending December 31,	Amount
(In thousands)
2014	$30
2015	42
2016	48
2017	100
2018	251
Thereafter	640

Deferred Compensation Supplemental Executive Retirement Plan

        The Bank entered into a non-qualified deferred compensation supplemental executive retirement plan ("SERP") with a senior executive as of January 1, 2004, which was amended and restated as of January 1, 2011 and as of January 1, 2013. In 2011, the Bank contributed an initial amount of $62,000 and is required to make annual contributions of $72,000 each January 1 thereafter until January 1,

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

8. EMPLOYEE BENEFITS (Concluded)

2023, so long as the executive remains employed by the Bank. Upon separation from service on or after age 67, the Bank shall pay the SERP benefit in 10 approximately equal annual installments staring on the first business day of January after separation from service. If the executive dies before all installments have been paid, the balance shall be paid in a cash lump sum to his beneficiary. If the executive separates from service before age 67 for reasons other than death, disability or cause, he shall be paid the vested portion of his SERP benefit in a lump sum no later than the first day of the second month after such separation from service. As of December 31, 2012, the executive was 60% vested in the SERP benefit. An additional 5% of his SERP benefit becomes vested as of each December 31 until it is 100% vested on December 31, 2020. If the executive employment is terminated for cause, he will forfeit all benefits under the SERP. To fund this plan, the Bank holds investment assets which are included in other assets at fair value with changes in fair value recorded through earnings. The plan participant has the right to provide the Board with investment directions for these investments. All earnings or losses on investments are the sole responsibility of the participant. The investments informally fund the SERP liability but remain assets of the Bank and are subject to the claims of general creditors of the Bank. The assets related to this Plan are $857,000 and $653,000 at December 31, 2013 and 2012, respectively. The liability for the benefit obligation is reported in accrued expenses and other liabilities in the amount of $857,000 and $653,000 at December 31, 2013 and 2012, respectively. Compensation expense related to this plan was $72,000 and $72,000 for the years ended December 31, 2013 and 2012, respectively.

401(k) Plan

        The Bank has a defined contribution 401(k) Salary Deferral Plan (the "Plan") covering substantially all qualified employees. Under the provisions of the Plan, each qualified employee may contribute up to 15% of total compensation. The Bank matches 100% of up to 5% of the employee's contribution. In addition, the Bank contributes for each qualified employee an amount equal to 5% of gross compensation as a discretionary contribution. The Bank's contribution to the Plan was $647,000 and $603,000 for the years ended December 31, 2013 and 2012, respectively.

Incentive Compensation

        The Bank does not have a formal incentive plan but on an annual basis the Board of Directors reviews Bank performance and may authorize incentive compensation at their discretion. Incentive compensation expense for the years ended December 31, 2013 and 2012 amounted to $208,000 and $186,000, respectively.

Supplemental Retirement Agreements

        Effective July 1, 2013, the Bank entered into supplemental retirement agreements ("SERP") with six executive officers, which provide for payments upon attaining the retirement age specified in the agreements. The present value of these future payments is accrued over the remaining service term. Supplemental retirement benefits generally vest as they are accrued; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer's normal retirement date. SERP expense totaled $170,000 for the year ended December 31, 2013.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

9. OFF-BALANCE SHEET ACTIVITIES AND DERIVATIVES

        In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying financial statements.

Loan Commitments

        The Bank is a party to conditional commitments to lend funds in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit which include commercial lines of credit and home equity lines that involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

        The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2013	2012
	(In thousands)
Commitments to grant loans	$12,858	$9,945
Commitments to originate loans to be sold	7,150	11,317
Unfunded commitments under home equity lines of credit	46,456	47,245
Unfunded commitments under commercial lines of credit	11,315	8,972
Unfunded commitments under SBA lines of credit	3,601	2,351
Unadvanced funds on construction loans	3,812	2,045

        The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines-of-credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based upon management's credit evaluation of the counterparty. Collateral held generally consists of real estate.

Loans Sold with Recourse Obligations

        The Bank sells certain loans on a servicing-released basis to investors pursuant to contracts which include limited recourse provisions whereby the Bank would be required to repurchase loans and/or refund premiums in the event a borrower defaults generally on any of the first four payments due. At December 31, 2013 and 2012, the premiums received on loans sold that were subject to refund provisions amounted to $1,266,000 and $1,783,000, respectively. The contracts also include repurchase obligation provisions for fraud or misrepresentation. The Bank has not been required to repurchase any loans or refund any premiums under these agreements. No liability has been recorded in the financial statements related to these recourse obligations. In November 2013, the Bank repurchased two performing loans totaling $426,000 due to an underwriting error and refunded the premium paid of $16,900 to the investor.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

9. OFF-BALANCE SHEET ACTIVITIES AND DERIVATIVES (Continued)

Interest Rate Risk Management—Derivative Instruments Not Designated As Hedging Instruments

        Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in other non-interest income.

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

Forward Loan Sale Commitments

        To protect against the price risk inherent in derivative loan commitments, the Bank utilizes best efforts forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the derivative loan commitments.

        With a best efforts contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). Forward commitments to sell loans totaled $15.7 million and $24.7 million at December 31, 2013 and 2012, respectively.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

9. OFF-BALANCE SHEET ACTIVITIES AND DERIVATIVES (Continued)

        The following table presents the fair values of derivative instruments in the consolidated balance sheets.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2013
Derivative loan commitments	NA	$—	Other liabilities	$4
Forward loan sale commitments	Other assets	248	NA	—

Total derivatives not designated as hedging instruments		$248		$4

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2012
Derivative loan commitments	Other assets	$154	NA	$—
Forward loan sale commitments	Other assets	47	NA	—

Total derivatives not designated as hedging instruments		$201		$—

        The following table presents information pertaining to the gains and losses on Bank's derivative instruments not designated as hedging instruments:

		Years Ended December 31,
	Location of Gain/(Loss)
		2013	2012
		(In thousands)
Derivative loan commitments	Gain on sales of loans, net	$(382)	$281
Forward loan sale commitments	Gain on sales of loans, net	201	(209)

Total		$(181)	$72

Executive Employment Agreement

        The Bank has entered into an Executive Employment Agreement with its President which automatically renews annually unless otherwise determined by the Board of Directors, and provides for, among other things, an annual base salary, participation in any and all employee benefit plans, and guaranteed employment. The agreement provides for continued payment of base salary and continued

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

9. OFF-BALANCE SHEET ACTIVITIES AND DERIVATIVES (Concluded)

Executive Employment Agreement (Concluded)

benefits for five years following termination of employment without cause or a change of control event. However, such employment may be terminated for cause, as defined, without incurring any continuing obligation.

Premises and Equipment

        In June 2013, the Bank entered into a Purchase and Sale Agreement to purchase its new corporate headquarters for $8.8 million, which is currently under construction. The purchase is expected to close in the second calendar quarter of 2014, at which point the Bank will hold for sale and relocate from its current headquarters, which has a carrying value of $3.4 million at December 31, 2013.

Legal and Other Loss Contingencies

        In October 2013, management was notified of a claim made related to a loan application management services contract pertaining to monthly user fees which had not been invoiced over the term of such contract. The company making the claim acquired the application provider in early 2013. The claim was for $178,000, covering a multi-year period of fees, though invoices and other communications from such company and/or its predecessor indicated balances due from the Bank, which did not include the fees in question, and represented all open invoices or all amounts past due. Based on the advice of legal counsel, management believes a loss is not probable at this time and the amount of reasonably possible loss or range of loss, if any, is not estimable.

        Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the consolidated financial statements at December 31, 2013 and 2012.

10. LOANS TO RELATED PARTIES

        Information pertaining to loans to directors, executive officers and their associates is as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$2,096	$2,624
Principal additions	140	166
Principal payments	(962)	(694)

Balance at end of year	$1,274	$2,096

        In the ordinary course of business, the Bank has granted loans to officers and directors at the same terms as those prevailing at the time of origination for comparable transactions with other customers, except for interest rates on loans originated in accordance with the Bank's Employee Loan Discount Program which allows rates to be reduced by 1% with a floor rate of 4%.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

10. LOANS TO RELATED PARTIES (Concluded)

        On January 30, 2013, the Bank modified a related party loan to an officer that resulted in an unsecured residential loan in the amount of $482,000.

11. INCOME TAXES

        Allocation of income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Current tax expense:
Federal	$606	$208
State	207	101

	813	309

Deferred tax expense (benefit):
Federal	(477)	437
State	(169)	89
Change in valuation allowance	20	—

	(626)	526

Total income tax expense	$187	$835

        The reasons for the differences between the statutory federal income tax expense and the actual tax expense are summarized as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Statutory tax expense at 34%	$139	$674
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	25	118
Change in valuation allowance	20	—
Other, net	3	43

	$187	$835

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

11. INCOME TAXES (Concluded)

        The tax effects of each item that give rise to deferred taxes are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$661	$628
Employee benefits	499	302
Non-accrual income	68	43
Defined benefit pension plan	130	248
Charitable contribution carryforwards	35	43
Organization costs	140	—

Total deferred tax assets	1,533	1,264
Valuation allowance	(20)	—

Total deferred tax asset, net of valuation allowance	1,513	1,264

Deferred tax liabilities:
Premises and equipment, net	(150)	(368)
Net deferred loan costs	(842)	(750)
Other, net	(81)	(214)

Total deferred tax liabilities	(1,073)	(1,332)

Deferred tax asset (liability), net	$440	$(68)

        A summary of the change in deferred taxes is as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$(68)	$476
Deferred tax (expense) / benefit	646	(526)
Change in valuation allowance	(20)	—
Unrealized gain/loss pertaining to defined benefit pension plan	(118)	(18)

Balance at end of year	$440	$(68)

        The Bank established a $20,000 valuation allowance during the year ended December 31, 2013 related to charitable contribution carryforwards. The Bank's income tax returns are subject to review and examination by federal and state taxing authorities. The Bank is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2012. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2010 are open.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

12. MINIMUM REGULATORY CAPITAL REQUIREMENTS

        The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Bank meet all capital adequacy requirements to which it is subject, other than as disclosed below.

        As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action, because the Bank's total capital to risk weighted assets was 9.8% at December 31, 2013 as compared to the minimum ratio to be well capitalized of 10.0%. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. On January 14, 2014, the Conversion was completed, for which the Bank received net proceeds of $23.2 million. As a result, at the end of the first quarter of 2014, the Bank anticipates that it will exceed the minimum amount to be well-capitalized.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

12. MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

        The Bank's actual and minimum required capital amounts at December 31, 2013 and 2012 are as follows:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Total capital	$29,667	9.8%	$24,201	8.0%	$30,252	10.0%
(to risk weighted assets)
Tier 1 capital	28,011	9.3	12,101	4.0	18,151	6.0
(to risk weighted assets)
Tier 1 capital	28,011	7.2	15,482	4.0	19,353	5.0
(to average assets)
December 31, 2012
Total capital	$29,341	10.7%	$21,923	8.0%	$27,404	10.0%
(to risk weighted assets)
Tier 1 capital	27,772	10.1	10,962	4.0	16,442	6.0
(to risk weighted assets)
Tier 1 capital	27,772	8.1	13,770	4.0	17,213	5.0
(to average assets)

        The Bank's minimum capital requirement was 8.0% for Tier 1 capital ratios per order of the FDIC throughout the first three years of operation as a condition of the application to convert from a credit union to a mutual savings bank. This restriction was removed during the year ended December 31, 2012.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

13. FAIR VALUES OF ASSETS AND LIABILITIES

Determination of Fair Value

        The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of an asset or liability is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank's various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of an asset or liability.

        The following methods and assumptions were used by the Bank in estimating fair value disclosures:

        Cash and cash equivalents—The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

        Federal Home Loan Bank stock—The carrying value of Federal Home Loan Bank stock is deemed to approximate fair value, based on the redemption provisions of the Federal Home Loan Bank.

        Loans, net—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

        Loans held for sale—Fair values of loans held for sale are based on prevailing market rates for loans with similar characteristics.

        Deposits—The fair values of deposits with no stated maturity, such as demand deposits, savings, club and money market accounts, are equal to the amount payable on demand at the reporting date. Fair values for term certificates are estimated using a discounted cash flow calculation that applies market interest rates currently being offered for deposits of similar remaining maturities.

        Borrowed funds—The fair values of the Bank's FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

        Accrued interest—The carrying amounts of accrued interest approximate fair value.

        Off-balance sheet credit-related instruments—Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        At December 31, 2013 and 2012, there are no assets or liabilities measured at fair value on a recurring basis other than mortgage derivatives. See Note 9.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

13. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Concluded)

        Fair value changes in mortgage banking derivatives (interest rate lock commitments and commitments to sell fixed-rate residential mortgages) subsequent to inception are estimated using anticipated market prices based on pricing indications provided from syndicate banks and consideration of pull-through and fallout rates derived from the Bank's internal data and adjusted using management judgment. Mortgage banking derivatives include the non-refundable costs of originating the loan based on the Bank's internal cost analysis that is not observable. The fair value of the mortgage banking derivatives are considered to be Level 3 assets.

        The following table shows significant unobservable inputs used in the recurring fair value measurements of Level 3 assets and liabilities:

Measurements	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2013
Derivative loan commitments	$(4)	Investor pricing	Pull-through rate	82.5 - 100%
			Pricing spreads	95.28 - 106.16%
Forward loan sale commitments	248	Investor pricing	Pricing spreads	94.55 - 106.16%
December 31, 2012
Derivative loan commitments	154	Investor pricing	Pull-through rate	82.5 - 100%
			Pricing spreads	101.71 - 106.13%
Forward loan sale commitments	47	Investor pricing	Pricing spreads	101.61 - 106.17%

        The table below presents (in thousands), for the years ended December 31, 2013 and 2012, the changes in Level 3 assets and liabilities, consisting of derivative loan and forward sale commitments, that are measured on a recurring basis. There were no transfers between levels during the periods presented.

Balance at December 31, 2011	$357
Total realized and unrealized gains included in net income	72
Settlements and closed loans	(228)

Balance at December 31, 2012	201
Total realized and unrealized losses included in net income	(181)
Settlements and closed loans	224

Balance at December 31, 2013	$244

Total unrealized gains relating to instruments still held at December 31, 2012	$72

Total unrealized losses relating to instruments still held at December 31, 2013	$(181)

Assets Measured at Fair Value on a Non-recurring Basis

        The Bank may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

13. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

Assets Measured at Fair Value on a Non-recurring Basis (Continued)

individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2013 and 2012. The losses represent the amount of write-downs during the year on assets held at year end.

	December 31, 2013			Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Foreclosed real estate	$—	$—	$1,170	$180
Impaired loans			987	280
Real estate held for sale	—	—	3,515	482

	$—	$—	$5,672	$942

	December 31, 2012			Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Foreclosed real estate	$—	$—	$2,594	$402
Impaired loans	—	—	2,254	320

	$—	$—	$4,848	$722

        Losses applicable to impaired loans are estimated using the appraised value of the underlying collateral, discounted as necessary due to management's estimates of changes in market conditions. The loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

        Certain properties in foreclosed real estate and real estate held for sale were adjusted to fair value based on appraisals that utilize prices in observed transactions involving similar assets or estimated sales price less costs to sell. If necessary, these appraised values were adjusted by management to recognize unobservable inputs for specific characteristics of the properties. Losses during the year represent amounts charged off to the allowance for loan losses upon transfer and subsequent write-downs charged to earnings.

        There are no liabilities measured at fair value on a non-recurring basis at December 31, 2013 or 2012.

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2013 and 2012

13. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

Assets Measured at Fair Value on a Non-recurring Basis (Concluded)

        The following table shows significant unobservable inputs used in the non-recurring fair value measurements of Level 3 assets:

Measurements	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2013
Foreclosed real estate	$1,170	Discounted appraisals	Collateral discounts/selling costs	5 - 30%
Impaired loans	987	Discounted appraisals	Collateral discounts/selling costs	5 - 30%
Real estate held for sale	3,515	Appraisal of collateral	Selling costs	5%
December 31, 2012
Foreclosed real estate	$2,594	Discounted appraisals	Collateral discounts/selling costs	5 - 30%
Impaired loans	2,254	Discounted appraisals	Collateral discounts/selling costs	5 - 30%

Summary of Fair Values of Financial Instruments

        The estimated fair values, and related carrying amounts, of the Bank's financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Bank.

        The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Bank's financial instruments as of December 31, 2013 and 2012. The tables exclude financial instruments for which the carrying value approximates fair value and derivatives. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits and accrued interest payable.

	December 31, 2013
			Fair Value Measurements
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Loans, net of allowance for loan losses	$328,576	$327,618	$—	$—	$327,618
Loans held for sale	8,648	8,690	—	—	8,690
FHLB stock	2,694	2,694	—	—	2,694
Financial liabilities:
Certificates of deposit	125,410	127,528	—	127,528	—
Borrowed funds	28,000	28,021	—	28,021	—

Coastway Bancorp, MHC and Subsidiaries

Notes to Consolidated Financial Statements (Concluded)

Years Ended December 31, 2013 and 2012

13. FAIR VALUES OF ASSETS AND LIABILITIES (Concluded)

Summary of Fair Values of Financial Instruments (Concluded)

	December 31, 2012
			Fair Value Measurements
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Loans, net of allowance for loan losses	$296,999	$305,797	$—	$—	$305,797
Loan held for sale	13,642	13,870	—	—	13,870
FHLB stock	3,036	3,036	—	—	3,036
Financial liabilities:
Certificates of deposit	120,376	122,483	—	122,483	—
Borrowed funds	16,343	16,452	—	16,452	—

14. SUBSEQUENT EVENTS

        The Bank entered into an Executive Change in Control Severance Plan ("Severance Plan") effective upon the closing of the conversion and stock offering in January 2014 (see note 1), with certain officers. The participants in the Severance Plan will be paid two times the participants' base salaries plus their highest bonus in the two calendar years immediately prior to termination, upon a change in control.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable

Item 9A.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

  (b)
  Management's Report on Internal Control over Financial Reporting

        This annual report does not include a management's report regarding internal control over financial reporting. A Management's report was not required pursuant to rules of the Securities and Exchange Commission that permit new public companies to not have such discourses in their first annual report as a public company.

  (c)
  Changes in internal controls

        There were no significant changes made in our internal control over financial reporting during the Company's fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The "Proposal I—Election of Directors" section of the Company's definitive proxy statement for the Company's 2014 Annual Meeting of Shareholders (the "2014 Proxy Statement") is incorporated herein by reference.

Item 11.    Executive Compensation

        The "Proposal I—Election of Directors" section of the Company's 2014 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The "Proposal I—Election of Directors" section of the Company's 2014 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The "Transactions with Certain Related Persons" section of the Company's 2014 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The "Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm" Section of the Company's 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  (1)   Financial Statements

        The following are filed as a part of this report by means of incorporation by reference to Coastway Bancorp, Inc.'s 2013 Annual Report to Stockholders:

  (A)
  Report of Independent Registered Public Accounting Firm

  (B)
  Consolidated Balance Sheets—at December 31, 2013 and 2012

  (C)
  Consolidated Statements of Net Income—Years ended December 31, 2013 and 2012

  (D)
  Consolidated Statements of Comprehensive Income—Years ended December 31, 2013 and 2012

  (E)
  Consolidated Statements of Changes in Retained Earnings—Years ended December 31, 2013 and 2012

  (F)
  Consolidated Statements of Cash Flows—Years ended December 31, 2013 and 2012

  (G)
  Notes to Consolidated Financial Statements.

  (a)
  (2)   Financial Statement Schedules

        None.

  (a)
  (3)   Exhibits

3.1	Articles of Incorporation of Coastway Bancorp, Inc.(1)
3.2	Bylaws of Coastway Bancorp, Inc.(2)
3.3	Articles of Amendment to the Articles of Incorporation of Coastway Bancorp, Inc.(3)
4	Form of Common Stock Certificate of Coastway Bancorp, Inc.(4)
10.1	Employment Agreement between Coastway Community Bank and William A. White, and amendment(5)
10.2	Form of Coastway Community Bank Change in Control Severance Plan(6)
10.3	Supplemental Executive Retirement Plan for William A. White
10.4	Supplemental Executive Retirement Plan for Certain Executives
13	Annual Report to Stockholders
21	Subsidiaries of Registrant(7)

23	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (v) the notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

(2)
Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

(3)
Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

(4)
Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

(5)
Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

(6)
Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

(7)
Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTWAY BANCORP, INC.
Date: March 25, 2014	By:	/s/ WILLIAM A. WHITE William A. White President and Chief Executive Officer (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM A. WHITE William A. White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2014
/s/ JEANETTE FRITZ Jeanette Fritz	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 25, 2014
/s/ MARK E. CREVIER Mark E. Crevier	Chairman of the Board	March 25, 2014
/s/ PHILLIP KYDD Phillip Kydd	Vice Chairman of the Board	March 25, 2014
/s/ LYNDA DICKINSON Lynda Dickinson	Director	March 25, 2014
/s/ DAVID P. DISANTO David P. DiSanto	Director	March 25, 2014
/s/ HON. FRANCIS X. FLAHERTY Hon. Francis X. Flaherty	Director	March 25, 2014
/s/ JAMES P. FIORE James P. Fiore	Director	March 25, 2014

Signatures	Title	Date

/s/ PETER A. KOCH Peter A. Koch	Director	March 25, 2014
/s/ DENNIS M. MURPHY Dennis M. Murphy	Director	March 25, 2014
/s/ DEBRA M. PAUL Debra M. Paul	Director	March 25, 2014