Form 10-Q
period 2014-03-31
Coastway Bancorp, Inc.
filed 2014-05-08
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                                 .

For the quarterly period ended March 31, 2014

Commission File Number: 001-36263

Coastway Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-4149994
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Coastway Plaza, Cranston, Rhode Island	02910
(Address of principal executive offices)	(Zip code)

(401) 330-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition for “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 8, 2014 there were 4,949,179 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and Subsidiary

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except per share amounts)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents:
Cash and due from banks	$2,041	$2,621
Interest-earning deposits	21,265	48,898
Total cash and cash equivalents	23,306	51,519
Certificates of deposit	3,000	—
Federal Home Loan Bank stock, at cost	2,694	2,694
Loans, net of allowance for loan losses of $1,821 and $1,656, respectively	340,379	328,576
Loans held for sale	7,785	8,648
Premises and equipment, net	25,513	25,584
Accrued interest receivable	1,089	1,094
Real estate held for sale	3,515	3,515
Foreclosed real estate	1,542	1,580
Bank-owned life insurance	4,090	4,059
Net deferred tax asset	985	440
Other assets	4,291	4,969
Total assets	$418,189	$432,678

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$275,375	$266,165
Non-interest-bearing	67,775	63,751
Total deposits	343,150	329,916
Borrowed funds	1,300	28,000
Stock subscriptions	—	43,398
Accrued expenses and other liabilities	3,134	3,525
Total liabilities	347,584	404,839

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,949,179 issued and outstanding at March 31, 2014	49	—
Additional paid-in capital	47,518	—
Retained earnings	27,152	28,034
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,919)	—
Accumulated other comprehensive loss	(195)	(195)
Total stockholders’ equity	70,605	27,839
	$418,189	$432,678

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Interest income:
Interest and fees on loans	$3,670	$3,443
Other interest income	32	5
Total interest income	3,702	3,448
Interest expense:
Interest on deposits	584	634
Interest on borrowed funds	22	42
Total interest expense	606	676
Net interest income	3,096	2,772
Provision for loan losses	167	82
Net interest income after provision for loan losses	2,929	2,690
Non-interest income:
Customer service fees	730	706
Gain on sales of loans, net	358	1,105
Bank-owned life insurance income	31	—
Other income	31	73
Total non-interest income	1,150	1,884
Non-interest expenses:
Salary and employee benefits	2,182	1,985
Occupancy and equipment	626	566
Data processing	395	367
Professional fees	202	110
Deposit servicing	178	115
Foreclosed real estate	52	47
FDIC insurance assessment	88	86
Advertising	43	36
Contribution to Coastway Cares Charitable Foundation II	1,521	—
Other general and administrative	325	376
Total non-interest expenses	5,612	3,688
Income (loss) before income taxes	(1,533)	886
Income tax expense (benefit)	(651)	332
Net income (loss) and comprehensive income (loss)	$(882)	554

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Compensation-	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2013	—	$—	$—	$28,034	$—	$(195)	$27,839
Net loss and comprehensive loss				(882)			(882)
Issuance of common stock for initial public offering, net of expenses of $1,926	4,827,125	48	46,297	—	—	—	46,345
Issuance of common stock to Coastway Cares Charitable Foundation II	122,054	1	1,220	—	—	—	1,221
Common stock purchased by the ESOP (395,934 shares)	—	—	—	—	(3,959)	—	(3,959)
ESOP shares committed to be allocated (3,959 shares)			1		40		41
Balance at March 31, 2014	4,949,179	$49	$47,518	$27,152	$(3,919)	$(195)	$70,605

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(882)	$554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	167	82
Loans originated for sale	(23,500)	(37,115)
Principal balance of loans sold	24,363	38,022
Gain on sale of portfolio loans, net	—	(107)
Amortization of deferred loan costs	151	115
Loss on foreclosed real estate	38	6
Depreciation and amortization expense	250	233
Bank-owned life insurance income	(31)	—
Deferred income tax expense (benefit)	(545)	68
Issuance of common stock to Coastway Cares Charitable Foundation II	1,221	—
ESOP expense	41	—
Net change in:
Accrued interest receivable	5	(27)
Prepaid FDIC insurance assessment	—	80
Other, net	287	(388)
Net cash provided by operating activities	1,565	1,523
Cash flows from investing activities:
Purchase of certificates of deposit	(3,000)	—
Proceeds from redemption of FHLB stock	—	342
Loan originations, net of principal payments	(12,121)	(13,627)
Proceeds from portfolio loans sold	—	3,724
Proceeds from sale of foreclosed real estate	—	736
Purchases of premises and equipment	(179)	(560)
Net cash used by investing activities	(15,300)	(9,385)
Cash flows from financing activities:
Net increase in deposits	13,234	16,452
Net change in short-term borrowed funds	(26,000)	(9,000)
Repayments of long-term borrowed funds	(700)	(1,332)
Issuance of common stock for initial public offering	46,345	—
Conversion of stock subscriptions to common stock	(43,398)	—
Purchase of common stock by ESOP	(3,959)	—
Net cash provided (used) by financing activities	(14,478)	6,120

Net change in cash and cash equivalents	(28,213)	(1,742)
Cash and cash equivalents at beginning of period	51,519	7,020
Cash and cash equivalents at end of period	$23,306	$5,278

Supplemental cash flow information:
Interest paid on deposits	$587	$633
Interest paid on borrowed funds	25	46
Income taxes paid	76	150

Supplemental non-cash information:
Loans transferred to foreclosed real estate	—	270

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

(1)                                 Basis of Presentation and Consolidation

General information

Coastway Community Bank (the “Bank”) is a Rhode Island-chartered savings bank.  The Bank provides a variety of financial services to individuals and small businesses throughout Rhode Island.  Its primary deposit products are savings, demand, money market and term certificate accounts and its primary lending products are one-to four-family residential mortgage loans, home equity loans and lines of credit, commercial real estate and SBA loans.  Prior to January 14, 2014, the Bank was 100% owned by Coastway Bancorp, LLC (the “LLC”) and the LLC was 100% owned by Coastway Bancorp, MHC (“Company”).  The Company, a Rhode Island chartered mutual holding company and its wholly-owned subsidiary, the LLC, a Rhode Island limited liability company, were formed on February 1, 2013.

Stock Conversion

On August 22, 2013, the Board of Directors of the Company, LLC and the Bank adopted the Plan of Conversion and Reorganization (“Conversion”) to convert the Company from the mutual holding company form of organization to a stock holding company form of organization with a new Maryland-chartered stock corporation, Coastway Bancorp, Inc. (“Corporation”).

At December 31, 2013, stock subscriptions received aggregated $43.4 million and were included in liabilities in the accompanying consolidated balance sheets.  Conversion costs had been capitalized and reduced the proceeds from the stock sold in the Conversion.  At December 31, 2013, conversion costs amounting to $888,000 were included in other assets in the accompanying consolidated balance sheets.

On January 14, 2014, the Conversion was completed and Coastway Bancorp, Inc. became the parent holding company for Coastway Community Bank.  A total of 4,827,125 shares of Corporation common stock were sold to depositors and to the general public, including those issued to the Corporation’s tax-qualified employee benefit plans, at $10.00 per share through which the Corporation received net offering proceeds of approximately $46.3 million.  Also, on January 14, 2014, the Corporation contributed $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II which together totaled 3.15% of the gross proceeds of the offering totaling $1.5 million which was recorded as a component of non-interest expense during the three months ended March 31, 2014.  The total number of shares of common stock outstanding upon completion of the Conversion was 4,949,179 shares.

As part of the Conversion, Coastway Bancorp, Inc. established a liquidation account in an amount equal to the net worth of Coastway Bancorp, MHC as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion, or $27.5 million.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Coastway Community Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Corporation or the Bank, each eligible account holder will be entitled to receive balances for accounts then held.

Subsequent to the Conversion, the Corporation may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below the liquidation account balance, applicable regulatory capital maintenance requirements, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Earnings (loss) per share is not presented herein as common stock has not been outstanding during the entire three months ended March 31, 2014.  At March 31, 2014, there are no common stock equivalents.

Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries.  All significant intercompany transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the SEC for quarterly reports on Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year.  The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Corporation’s annual report on Form 10-K.

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

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of March 31, 2014, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  This ASU is effective prospectively for public entities for reporting periods beginning after December 15, 2012 and for nonpublic entities for reporting periods beginning after December 15, 2013.  Under the extended transition period for an emerging growth company, the Corporation adopted this ASU on January 1, 2014.  The impact of adoption of this ASU was not material to the presentation of comprehensive income in the Corporation’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) which is intended to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The ASU also provides guidance on disclosures of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans that are in process of foreclosure.  Under the extended transition period for an emerging growth company, the Corporation will adopt this standard for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015.

(2)                                 Certificates of Deposit

At March 31, 2014, certificates of deposit amounting to $3.0 million with an interest rate of 0.65% mature on September 13, 2015.  Certificates of deposit are carried at cost which approximates fair value.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(3)                                 Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Residential real estate mortgage loans:
1-4 family	$99,743	$98,180
Home equity loans and lines of credit	82,801	83,334
Total residential real estate mortgage loans	182,544	181,514

Commercial:
Commercial real estate	95,538	91,609
Commercial business	7,455	8,301
Commercial construction	9,388	7,099
SBA	43,626	38,004
Total commercial loans	156,007	145,013
Consumer	1,548	1,672
Total loans	340,099	328,199

Allowance for loan losses	(1,821)	(1,656)
Net deferred loan costs	2,101	2,033
Loans, net	$340,379	$328,576

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Currently, under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk weightings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2014 and the year ended December 31, 2013.

The Corporation evaluates the need for a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses.  Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.  In addition, for loans secured by real estate, the Corporation considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

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

Risk Ratings 1-5:  Loans in this category are pass rated loans with low to average risk.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

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

The following table presents the credit risk profile by internally assigned risk rating category at the dates indicated:

	March 31, 2014
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$91,785	$7,246	$9,388	$37,609	$146,028
Loans rated 5.5	2,627	—	—	2,144	4,771
Loans rated 6	277	—	—	541	818
Loans rated 7	849	209	—	3,006	4,064
Loans rated 8	—	—	—	326	326
	$95,538	$7,455	$9,388	$43,626	$156,007

	December 31, 2013
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$88,578	$7,898	$5,926	$30,723	$133,125
Loans rated 5.5	2,858	168	—	2,493	5,519
Loans rated 6	—	—	—	1,007	1,007
Loans rated 7	173	235	1,173	3,622	5,203
Loans rated 8	—	—	—	159	159
	$91,609	$8,301	$7,099	$38,004	$145,013

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents past due loans as of the dates indicated.

March 31, 2014

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$1,239	$634	$1,704	$3,577	$—	$5,760
Home equity loans and lines of credit	131	187	23	341	—	138
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	84	—	980	1,064	—	1,064
Consumer	4	—	—	4	—	—
Total gross loans	$1,458	$821	$2,707	$4,986	$—	$6,962

December 31, 2013

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$925	$1,573	$1,035	$3,533	$—	$4,790
Home equity loans and lines of credit	294	—	53	347	—	158
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	1,131	81	977	2,189	—	1,508
Consumer	19	—	—	19	—	3
Total gross loans	$2,369	$1,654	$2,065	$6,088	$—	$6,459

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

The Bank periodically may agree to modify the contractual terms of loans, such as a reduction in interest rate of the loan for some period of time, an extension of the maturity date or an extension of time to make payments with the delinquent payments added to the end of the loan term.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.  Loans on non-accrual status at the date of modification are initially classified as non-accruing troubled debt restructurings.  TDRs may be returned to accrual status after a period of satisfactory payment performance according to the terms of the restructuring, generally six months of current payments.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

March 31, 2014

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$6,956	$6,794	$2,351	$4,443	$179
Home equity loans & lines of credit	390	338	80	258	64
SBA	2,145	2,139	1,381	758	40
Consumer	28	28	11	17	5
Total	$9,519	$9,299	$3,823	$5,476	$288

December 31, 2013

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$6,660	$6,499	$3,689	$2,810	$94
Home equity loans & lines of credit	548	359	104	255	66
SBA	2,755	2,681	1,764	917	34
Consumer	33	33	12	20	7
Total	$9,996	$9,572	$5,569	$4,002	$201

Of the $2.1 million and $2.7 million of impaired SBA loans at March 31, 2014 and at December 31, 2013, guaranteed portions of such loans amounted to $1.8 million and $2.3 million, respectively.

The following tables present the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$6,684	$36	$6,708	$97
Home equity loans & lines of credit	342	3	872	6
Commercial real estate	—	—	—	—
SBA	2,464	88	2,054	15
Consumer	31	1	41	—
Total	$9,521	$128	$9,675	$118

Troubled Debt Restructurings (TDRs)

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDR’s are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Total TDR loans, included in impaired loans as of March 31, 2014 and December 31, 2013 were $6.2 million and $6.6 million, respectively.  TDR loans on accrual status amounted to $2.4 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended March 31, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	3	$834	$834
Total	3	$834	$834

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended March 31, 2014
(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	4	$878
Total	4	$878

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended March 31, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	1	$289	$289
Consumer	1	12	12
Total	2	$301	$301

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended March 31, 2013
(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	1	$175
SBA	1	39
Consumer	1	13
Total	3	$227

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended March 31, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2013	$462	$605	$321	$29	$24	$197	$18	$1,656
Provision (credit)	86	6	13	(3)	9	62	(6)	167
Loans charged-off	—	(22)	—	—	—	—	—	(22)
Recoveries	4	11	—	—	—	2	3	20
Allowance at March 31, 2014	$552	$600	$334	$26	$33	$261	$15	$1,821

Three Months Ended March 31, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2012	$393	$674	$261	$25	$11	$185	$20	$1,569
Provision (credit)	(5)	86	11	1	1	(11)	(1)	82
Loans charged-off	—	(110)	—	—	—	(5)	—	(115)
Recoveries	4	4	—	—	—	15	7	30
Allowance at March 31, 2013	$392	$654	$272	$26	$12	$184	$26	$1,566

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

March 31, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$179	$64	$—	$—	$—	$40	$5	$288
Allowance for non-impaired loans	373	536	334	26	33	221	10	1,533
Total	$552	$600	$334	$26	$33	$261	$15	$1,821
Impaired loans	$6,794	$338	$—	$—	$—	$2,139	$28	$9,299
Non-impaired loans	92,949	82,463	95,538	7,455	9,388	41,487	1,520	330,800

Total loans	$99,743	$82,801	$95,538	$7,455	$9,388	$43,626	$1,548	$340,099

December 31, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$94	$66	$—	$—	$—	$34	$7	$201
Allowance for non-impaired loans	368	539	321	29	24	163	11	1,455
Total	$462	$605	$321	$29	$24	$197	$18	$1,656
Impaired loans	$6,499	$359	$—	$—	$—	$2,681	$33	$9,572
Non-impaired loans	91,681	82,975	91,609	8,301	7,099	35,323	1,639	318,627

Total loans	$98,180	$83,334	$91,609	$8,301	$7,099	$38,004	$1,672	$328,199

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(4)                                 Employee Benefits

Supplemental Retirement Agreements

Effective July 1, 2013, the Bank entered into supplemental retirement agreements (“SERP”) with six executive officers, which provide for payments upon attaining the retirement age specified in the agreements.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally vest as they are accrued; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three months ended March 31, 2014, SERP expense totaled $102,000.

Defined Benefit Pension Plan

Pension expense (income) totaled $(6,600) and $12,000 for the three months ended March 31, 2014 and 2013, respectively. The Bank expects to contribute $78,000 for the plan year ending December 31, 2014.

Employee Stock Ownership Plan

The Corporation maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Corporation stock.  This plan is a tax-qualified retirement plan for the benefit of all Corporation employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of March 31, 2014, the ESOP holds 395,934 shares, or 8% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the rate of the prime rate, as published in The Wall Street Journal, which is currently 3.25% per annum.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the Investment Fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

March 31, 2014

Allocated	—
Committed to be allocated	3,959
Unallocated	391,975
395,934

The fair value of unallocated shares was approximately $4.0 million at March 31, 2014.

Total compensation expense recognized in connection with the ESOP for the three month period ended March 31, 2014 was $41,000.

Change in Control Severance Plan

The Corporation entered into an Executive Change in Control Severance Plan (“Severance Plan”) effective upon the closing of the conversion and stock offering in January 2014 (see note 1), with certain officers.  The participants in the Severance Plan will be paid two times the participants’ base salaries plus their highest bonus in the two calendar years immediately prior to termination, upon a change in control, if the participant is not offered a comparable employment position in a similar geographic location.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(5)                                 Off-Balance Sheets Activities and Derivatives

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31,	December 31,
	2014	2013
	(In thousands)

Commitments to grant loans	$9,681	$12,858
Commitments to originate loans to be sold	9,079	7,150
Unfunded commitments under home equity lines of credit	47,605	46,456
Unfunded commitments under commercial lines of credit	12,023	11,315
Unfunded commitments under SBA lines of credit	3,238	3,601
Unadvanced funds on construction loans	4,652	3,812

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Bank utilizes best efforts forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

With a best efforts contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).  Forward commitments to sell loans totaled $16.9 million and $15.7 million at March 31, 2014 and December 31, 2013, respectively.

The following table presents the fair values of derivative instruments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In thousands)	Location	Value	Location	Value
March 31, 2014

Derivative loan commitments	Other assets	$55	N/A	$—
Forward loan sale commitments	Other assets	251	N/A	—

Total derivatives not designated as hedging instruments		$306		$—

December 31, 2013

Derivative loan commitments	N/A	$—	Other liabilities	$4
Forward loan sale commitments	Other assets	248	N/A	—

Total derivatives not designated as hedging instruments		$248		$4

The following table presents information pertaining to the gains and losses on Bank’s derivative instruments not designated as hedging instruments:

Derivatives Not Designated As Hedging	Location of	Three Months Ended March 31,
Instruments	Gain/(Loss)	2014	2013
		(In thousands)
Derivative loan commitments	Gain (loss) on sales of loans, net	$(14)	$135

Forward loan sale commitments	Gain on sales of loans, net	3	126
		$(11)	$261

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Premises and Equipment

In June 2013, the Bank entered into a Purchase and Sale (“P&S”) Agreement to purchase its new corporate headquarters for $8.8 million which is currently under construction.  Additional costs related to the new corporate headquarters building in excess of what had been agreed to in the P&S total $1.7 million at March 31, 2014.  The purchase is expected to close in the summer of 2014, at which point the Bank will hold for sale and subsequently relocate from its current headquarters, which has a carrying value of $3.3 million at March 31, 2014.

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

(6)                                 Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2014
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Derivative loan commitments	$—	$—	$55
Forward loan sale commitments	—	—	251
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	1,848
Foreclosed real estate	—	—	372

	December 31, 2013
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Forward loan sale commitments	$—	$—	$248
Liabilities measured on a recurring basis:
Derivative loan commitments	—	—	4
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	987
Foreclosed real estate	—	—	1,170
Real estate held for sale	—	—	3,515

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2014 or the year ended December 31, 2013.  There were no liabilities measured at a fair value on a non-recurring basis at March 31, 2014.

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss. Losses on collateral dependent impaired loans for the three months ended March 31, 2014 and 2013, totaled $123,000 and $28,000, respectively.  The losses represent the amount of write-downs during the three month period on assets held at period end.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.  Losses on foreclosed real estate for assets held at period end for the three months ended March 31, 2014 and 2013 totaled $38,000 and $0, respectively.

There were no write-downs on real estate held for sale during the three months ended March 31, 2014 and 2013.

Derivatives fair value methodology

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

The table below presents for the three months ended March 31, 2014 and 2013, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
(Dollars in thousands)	2014	2013
Balance at beginning of period	$244	$201
Total realized and unrealized gains (losses) included in net income	(11)	261
Settlements and closed loans	73	99
Balance at end of period	$306	$561
Total unrealized gains (losses) relating to instruments still held at period end	$(11)	$261

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

March 31, 2014

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$55	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	99.08-105.27%
Forward loan sale commitments	251	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	96.66-105.27%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,848	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Foreclosed real estate	372	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%

December 31, 2013

Assets measured on a recurring basis:
Forward loan sale commitments	$248	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	94.55-106.16%
Liabilities measured on a recurring basis:
Derivative loan commitments	4	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	95.28-106.16%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	987	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Foreclosed real estate	1,170	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Real estate held for sale	3,515	Appraisal of collateral	Selling costs	5%

Estimated Fair Values of Assets and Liabilities

In addition to disclosures regarding the measurement of assets and liabilities carried at fair value on the balance sheet, the Corporation is also required to disclose fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the balance sheet.  In cases where quoted fair values are not available, fair values are based upon estimates using various valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  The following methods and assumptions were used by the Corporation in estimating fair values of its financial instruments.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following methods and assumptions were used by the Corporation in estimating fair value disclosures:

Cash and cash equivalents — The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Certificates of deposit — The carrying value of certificates of deposit is deemed to approximate fair value, based on both the current interest rate and the maturity date.

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

The estimates of fair value of financial instruments were based on information available at March 31, 2014 and December 31, 2013 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

Because no active market exists for a portion of the Corporation’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates were based on existing on- and off-balance sheet financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including premises and equipment and foreclosed real estate, and real estate held for sale.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	March 31, 2014 (unaudited)		Fair value measurement
	Carrying
(Dollars in thousands)	Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$340,379	$343,023	$—	$—	$343,023
Loans held for sale	7,785	7,846	—	—	7,846
FHLB stock	2,694	2,694	—	—	2,694
Financial liabilities:
Certificates of deposit	123,775	125,820	—	125,820	—
Borrowed funds	1,300	1,314	—	1,314	—

	December 31, 2013		Fair value measurement
	Carrying
(Dollars in thousands)	Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$328,576	$327,618	$—	$—	$327,618
Loans held for sale	8,648	8,690	—	—	8,690
FHLB stock	2,694	2,694	—	—	2,694
Financial liabilities:
Certificates of deposit	125,410	127,528	—	127,528	—
Borrowed funds	28,000	28,021	—	28,021	—

(1)         Excluded from this table are certain financial instruments that approximate fair value, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, certificates of deposit, accrued interest receivable, non-term deposit accounts, and accrued interest payable.  The respective carrying values of these instruments would all be considered to be classified within Level 1 of their fair value hierarchy.

(7)                                 Subsequent Events

In April, 2014, the Corporation offered termination benefits amounting to $111,000 to certain employees who were involuntarily terminated.  The expense related to the termination benefits will be recorded in accordance with FASB Accounting Standards Codification Topic 420 Exit or Disposal Cost Obligations.  The affected employees are not required to render any additional services to receive termination benefits.  The benefits will be paid weekly over varying periods up to 20 weeks.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Corporation’s (also referred to herein as, “Company’s” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Corporation’s 2013 consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions.  Various statements contained in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Corporation wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Corporation’s future results.  The following important factors, among others, could cause the Corporation’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Corporation’s allowance for loan losses; (iii) changes in consumer spending could negatively impact the Corporation’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Corporation’s competitive position within its market area and reduce demand for the Corporation’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Corporation’s assets and the availability of funding sources necessary to meet the Corporation’s liquidity needs; (vi) changes in technology could adversely impact the Corporation’s operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses and other non-interest expenses could adversely affect the Corporation’s financial results; (viii) changes in laws and regulations that apply to the Corporation’s business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act (the “JOBS Act”) and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Corporation’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Corporation’s financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in “Risk Factors” of the Corporation’s annual report on Form 10-K could be realized, which could have a material adverse effect on the Corporation’s business, financial condition and results of operation.  Therefore, the Corporation cautions readers not to place undue reliance on any such forward-looking information and statements.

Accounting Policies/Critical Accounting Estimates

As discussed in the 2013 consolidated financial statements included in the Corporation’s annual report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.  The Corporation has not changed its significant accounting and reporting policies from those disclosed in its 2013 consolidated financial statements.

Overview

The Corporation’s earnings are largely dependent on net interest income which is the difference between interest earned on loans, investments and cash and cash equivalents, and the cost of funding (primarily deposits and borrowed funds).  The re-pricing frequency of the Corporation’s assets and liabilities are not identical, and therefore subject the Corporation to the risk of adverse changes in interest rates.  The Corporation’s earnings are also dependent on the gains on sale of loans, net, which is volatile.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale.  Weak or deteriorating economic conditions also tend to reduce loan demand.  The Corporation’s operating expenses are high as a percentage of net interest income and non-interest income, due to the increase in personnel and prior branch growth as we positioned the Bank for future growth.

Coastway Bancorp, Inc. is a Maryland corporation and owns 100% of the common stock of Coastway Community Bank.  On January 14, 2014, we completed our initial public offering (“IPO”) of common stock in connection with the mutual-to-stock Conversion of Coastway Bancorp, MHC, selling 4,827,125 shares of common stock at $10.00 per share (contributing $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II) and raising $48.3 million of gross proceeds.

Net loss was $882,000 for the three months ended March 31, 2014 as compared to net income of $554,000 for the three months ended March 31, 2013.  Net income decreased primarily due to the $1.5 million contribution ($914,000, net of income taxes) on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock, as well as a decline in gains on sales of loans of $747,000.  Excluding the net of income tax impact of the contribution to the charitable foundation, net income for the three months ended March 31, 2014 would have been $32,000, or a decrease of $522,000 from net income of $554,000 for the three months ended March 31, 2013.  The earnings results for the three months ended March 31, 2014 as compared to the same period in 2013 were also impacted by an increase in the provision for loan losses of $85,000 and an increase of $404,000 in non-interest expense, excluding the $1.5 million charitable foundation contribution, partially offset by an increase in net interest income of $324,000 and a decline in income tax expense of $983,000. The decrease in the gains on sales of loans, net of $747,000 was due to a decrease in loan sales.  During the three months ended March 31, 2013, SBA loans totaling $1.9 million were sold for a gain of $107,000 as compared to no SBA loan sales during the three months ended March 31, 2014.  Gains on sales of mortgage loans decreased $640,000 from $1.0 million for the three months ended March 31, 2013 to $358,000 for the three months ended March 31, 2014.  Mortgage loans sold during the three months ended March 31, 2013 amounted to $38.0 million as compared to $24.4 million during the three months ended March 31, 2014.  The decline in mortgage loans sold was due to a combination of lower refinancing activity, impact of inclement weather on current period housing sales, and other economic factors such as higher interest rates.  The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $197,000 due to ESOP expense of $41,000, supplemental executive retirement plan expense of $102,000 during the three months ended March 31, 2014 as the plan was implemented beginning July 1, 2013, and general merit increases.  Non-interest expense was also impacted by an increase of $92,000 in professional fees primarily due to higher legal, regulatory and professional fees related to operating a public company and due to IT consulting costs.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets.  Our total assets decreased $14.5 million, or 3.3%, to $418.2 million at March 31, 2014 from $432.7 million at December 31, 2013 primarily due a $28.2 million decline in cash and cash equivalents.  Cash and cash equivalents at December 31, 2013 included $43.4 million of cash received for stock subscriptions.  Subsequent to the IPO, cash and cash equivalents were utilized to repay $26.0 million in overnight borrowings with the Federal Home Loan Bank of Boston. Total loans (excluding loans held for sale) increased $11.9 million, or 3.6%, to $340.1 million at March 31, 2014 from $328.2 million at December 31, 2013.  The increase in total loans was primarily due to an increase in SBA loans of $5.6 million, or 14.8%, to $43.6 million at March 31, 2014 as compared to $38.0 million at December 31, 2013.  Commercial real estate loans increased $3.9 million, or 4.3% to $95.5 million at March 31, 2014 as compared to $91.6 million at December 31, 2013.  Residential one- to four-family loans also increased $1.6 million, or 1.6%, to $99.7 million at March 31, 2014 from $98.2 million at December 31, 2013.

Loans

A summary of the balances of loans are as follows:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$99,743	29.33%	$98,180	29.92%
Home equity loans and lines of credit	82,801	24.35	83,334	25.39
Commercial real estate	95,538	28.09	91,609	27.91
Commercial business	7,455	2.19	8,301	2.53
Commercial construction	9,388	2.76	7,099	2.16
SBA loans	43,626	12.83	38,004	11.58
Consumer	1,548	0.45	1,672	0.51

Total loans	340,099	100.00%	328,199	100.00%
Net deferred loan costs	2,101		2,033
Allowance for loan losses	(1,821)		(1,656)
Total loans, net	$340,379		$328,576

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $13.2 million, or 4.0%, to $343.2 million at March 31, 2014 from $329.9 million at December 31, 2013, primarily as a result of an increase in the balance of non-interest bearing demand deposit accounts of $4.0 million, or 6.3%, an increase of $7.6 million in the balance of savings and interest bearing demand deposit accounts, or 9.6%, and an increase of $3.4 million in the balance of money market accounts, or 5.7%, offset by a decrease in the balance of certificates of deposit of $1.6 million, or 1.3%. Customers have generally continued to maintain funds in more liquid deposit accounts in periods of low interest rates. We have also continued to expand our services to our small business customers.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$67,775	19.75%	$63,751	19.32%
Money market accounts	62,595	18.24	59,210	17.95
Savings and interest bearing demand deposit accounts	87,568	25.52	79,931	24.23
Club accounts	1,437	0.42	1,614	0.49
Total transaction accounts	219,375	63.93	204,506	61.99
Certificates of deposit	123,775	36.07	125,410	38.01
Total deposits	$343,150	100.00%	$329,916	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston as an alternate funding source. Borrowed funds at March 31, 2014 totaled $1.3 million as compared to $28.0 million at December 31, 2013, a decrease of $26.7 million.  Borrowed funds at March 31, 2014 were comprised of $1.3 million in long-term advances at a weighted average rate of 4.04% as compared to overnight advances of $26.0 million at December 31, 2013 at a weighted average rate of 0.28% and long-term advances of $2.0 million at December 31, 2013 at a weighted average rate of 3.97%. The decrease in long-term advances in 2014 of $700,000 was due to maturities.  The decrease in overnight advances during the three months ended March 31, 2014 was due to repayments.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $70.6 million at March 31, 2014 from total retained earnings of $27.8 million at December 31, 2013.  The increase in stockholders’ equity was due to IPO net proceeds of $46.3 million, and issuance of stock to Coastway Cares Charitable Foundation II of $1.2 million, net of $4.0 million in stock purchased by the ESOP and a net loss of $882,000.

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

Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modifications of the terms of such loans were one of the following:  a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payment added to the principal of the loan.  Loans on nonaccrual status at the date of modification are initially classified as non-accruing troubled debt restructurings.  Troubled debt restructured loans may be returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring.  Satisfactory payment performance is generally six months of current payments.

Non-performing loans increased to $7.0 million, or 2.05% of total loans at March 31, 2014, from $6.5 million, or 1.97% of total loans, at December 31, 2013 primarily due to a $971,000 increase in non-performing one- to four-family residential loans.  A residential one- to four-family loan with a balance of $669,000 was moved from the accruing troubled debt restructure category at December 31, 2013 into the nonperforming loan category at March 31, 2014.  Offsetting the increase in non-performing residential one- to four-family loans, SBA non-performing loans decreased by $444,000 primarily due to the full repayment of a loan with a carrying value of $439,000.

Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less costs to sell.

Non-performing assets increased $465,000 during the three months ended March 31, 2014 to $8.5 million at March 31, 2014 from $8.0 million at December 31, 2013 due to the increase in non-performing loans discussed above.

Non-performing assets are comprised of non-performing loans, and foreclosed real estate.  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  Despite prudent loan underwriting, adverse changes within the Bank’s market area, or deterioration in local, regional or national economic conditions, could negatively impact the Bank’s level of non-performing loans and assets in the future.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$2,229	$1,913
Home equity loans and lines of credit	113	134
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	779	868
Commercial construction loans	—	—
Consumer loans	—	3
Total nonaccrual loans	3,121	2,918
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	3,532	2,877
Home equity loans and lines of credit	24	24
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	285	640
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	3,841	3,541
Total nonperforming loans	6,962	6,459
Foreclosed real estate:
1-4 family	1,542	1,580
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	1,542	1,580
Total nonperforming assets	$8,504	$8,039

Total accruing troubled debt restructured loans	$2,336	$3,112
Delinquent loans 60 — 89 days past due	$821	$1,654
Loans 60-89 days past due to total loans	0.24%	0.50%
Ratios:
Non-performing loans to total loans	2.05%	1.97%
Non-performing assets to total assets	2.03%	1.86%

For the three months ended March 31, 2014 and for the year ended December 31, 2013, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $72,000 and $356,000, respectively.  The amount that was included in interest income on such loans totaled $128,000 and $186,000 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

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

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or if the loan possesses weaknesses although currently performing.  If a loan deteriorates in asset quality the classification is changed to “special mention”, “substandard” “doubtful” or “loss” depending on the circumstances and the evaluation.  Based on this review, we had classified or held as special mention the following loans as of the date indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Special mention	$818	$1,007
Substandard	4,064	5,203
Doubtful	326	159
Loss	—	—
Total classified and special mention loans	$5,208	$6,369

The level of classified and special mention loans decreased by $1.2 million to $5.2 million at March 31, 2014 from $6.4 million at December 31, 2013 principally due to repayments on two loans previously classified as “substandard”.

Allowance for Loan Losses

The allowance for loan losses is the amount necessary to reflect probable incurred losses in the portfolio.  The Corporation evaluates the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

The Corporation’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements:  (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the portfolio.  Although the Corporation determines the amount of each element of the allowance separately, the entire allowance is available for the entire portfolio.

The Corporation identifies loans that may need to be charged off by reviewing delinquent loans, classified loans, and other loans about which management may have concerns about collectability.  For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in a charge-off of the loan or the portion of the loan that was impaired.

Among other factors, the Corporation considers current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for the Corporation’s residential real estate portfolio.  The Corporation uses evidence obtained from its own loan portfolio, including loss history, as well as published housing data in its local markets from third party sources believed to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of the Corporation’s loans are secured by collateral.  Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established.  Typically for a non-performing impaired real estate loan, the value of the underlying collateral is estimated using an independent appraisal, adjusted for property specific conditions and other factors, and related specific reserves are adjusted on a quarterly basis. If a non-performing impaired real estate loan is in the process of foreclosure, and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, a new appraisal may be ordered.  Any shortfall would result in immediately charging off the portion of the loan that was impaired.

The Corporation evaluates the need for a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral dependent loans, the fair value of the collateral less estimated selling expenses.

The general component of the allowance for loan losses is established for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets.  This general valuation allowance is determined by segregating the loans by loan category (segments) and assigning allowance percentages based on a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk weightings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  The allowance may be adjusted for significant factors that in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  The applied loss factors are reevaluated quarterly to ensure their relevance in the current and overall economic environment and in relation to trends in the loan portfolio.

Despite prudent loan underwriting, adverse changes within the Corporation’s market area, or further deterioration in the local, regional or national economic conditions as well as bank regulatory examination results could negatively impact the Corporation’s level of non-performing assets in the future.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$1,656	$1,569

Provision for loan losses	167	82

Charge-offs:
Residential 1-4 family	—	—
Home equity loans and lines of credit	(22)	(110)
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	—	(5)
Commercial construction	—	—
Consumer	—	—
Total charge-offs	(22)	(115)
Recoveries on charged-off loans
Residential 1-4 family	4	4
Home equity loans and lines of credit	11	4
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	2	15
Commercial construction	—	—
Consumer	3	7
Total recoveries	20	30

Net (charge-offs) recoveries	(2)	(85)
Balance at end of period	$1,821	$1,566
Annualized net loans (charge-offs) recoveries to average loans outstanding	0.00%	(0.11)%
Allowance for loan losses to non-performing loans at end of period	26.48%	23.55%
Allowance for loan losses to total loans at end of period	0.54%	0.51%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013.

General.  Net loss was $882,000 for the three months ended March 31, 2014 as compared to net income of $554,000 for the three months March 31, 2013.  Net income decreased primarily due to the $1.5 million contribution ($914,000, net of income taxes) on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock; as well as a decline in gains on sales of loans of $747,000.  Excluding the net of income tax impact of the contribution to the charitable foundation, net income for the three months ended March 31, 2014 would have been $32,000, or a decrease of $522,000 from net income of $554,000 for the three months ended March 31, 2013.  The earnings results for the three months ended March 31, 2014 as compared to the same period in 2013 were also impacted by an increase in the provision for loan losses of $85,000 and an increase of $404,000 in non-interest expense excluding the $1.5 million charitable foundation contribution, partially offset by an increase in net interest income of $324,000 and a decline in income tax expense of $983,000. The decrease in the gains on sales of loans, net of $747,000 was due to a decrease in loan sales.  During the three months ended March 31, 2013, SBA loans totaling $1.9 million were sold for a gain of $107,000 as compared to no SBA loan sales during the three months ended March 31, 2014.  Gains on sales of mortgage loans decreased $640,000 from $1.0 million for the three months ended March 31, 2013 to $358,000 for the three months ended March 31, 2014. Mortgage loans sold during the three months ended March 31, 2013 amounted to $38.0 million as compared to $$24.4 million during the three months ended March 31, 2014. The decline in mortgage loans sold was due to a combination of lower refinancing activity, impact of inclement weather on current period housing sales, and other economic factors.  The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $197,000, due to ESOP expense of $41,000, supplemental executive retirement plan expense of $102,000 during the three months ended March 31, 2014 as the plan was implemented beginning July 1, 2013, and general merit increases.  Non-interest expense was also impacted by an increase of $92,000 in professional fees primarily due to higher legal, regulatory and professional fees related to operating a public company and due to IT consulting costs.

Interest Income.  Interest income increased $254,000, or 7.4%, to $3.7 million for the three months ended March 31, 2014 from $3.4 million for the three months ended March 31, 2013.  The increase reflected an increase in the average balance of interest earning assets of $46.7 million to $372.7 million for the three months ended March 31, 2014 as compared to $326.0 million for the three months ended March 31, 2013, partially offset by a decrease in the average yield on interest-earning assets to 4.03% for the three months ended March 31, 2014 as compared to 4.29% for the three months ended March 31, 2013.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $227,000, or 6.6%, to $3.7 million for the three months ended March 31, 2014 from $3.4 million for the three months ended March 31, 2013.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $21.2 million to $337.9 million for the three months ended March 31, 2014 as compared to $316.7 million for the three months ended March 31, 2013.  The increase in our average balance of loans was principally due to the growth in our commercial loan portfolio during the three months ended March 31, 2014.  During the three months ended March 31, 2014, interest and fees on loans included a prepayment penalty of $88,000 related to one loan as well as the recovery of interest previously unrecognized of $54,000 on a second unrelated loan which was fully repaid.

Interest Expense. Interest expense decreased $70,000, or 10.4%, to $606,000 for the three months ended March 31, 2014 from $676,000 for the three months ended March 31, 2013 due to a decline in the average cost of deposits of 14 basis points to 0.88% for the three months ended March 31, 2014 as compared to 1.02% for the three months ended March 31, 2013 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.78% for the three months ended March 31, 2013 to 1.59% for the three months ended March 31, 2014.  The average cost of savings accounts decreased eight basis points to 0.15% for the three months ended March 31, 2014 as we lowered such rates effective July 1, 2013.  Partially offsetting the decrease in the average cost of deposits was the increase in average balance of deposits which increased $14.5 million to $267.0 million for the three months ended March 31, 2014 from $252.5 million for the three months ended March 31, 2013, as average balances increased across all deposit types. The average balance of certificates of deposit increased to $124.4 million for the three months ended March 31, 2014 as compared to $121.2 million for the three months ended March 31, 2013, primarily due to our competitive pricing; however, actual balances at March 31, 2014 on certificates of deposit have declined $1.6 million since December 31, 2013.

Interest expense on borrowed funds decreased $20,000 to $22,000 for the three months ended March 31, 2014 from $42,000 for the three months ended March 31, 2013 due to a decline in the average balance of borrowed funds.  The average balance of borrowed funds decreased to $6.6 million for the three months ended March 31, 2014 from $16.5 million for the three months ended March 31, 2013, as we repaid overnight borrowings.

Net Interest Income.  Net interest income increased $324,000 or 11.7%, to $3.1 million for the three months ended March 31, 2014 from $2.8 million for the three months ended March 31, 2013. This increase was due to a $46.7 million increase in net interest-earning assets to $372.7 million for the three months ended March 31, 2014. This growth in net interest-earning assets was offset by a decrease in our interest rate spread of 12 basis points to 3.15% for the three months ended March 31, 2014 as compared to 3.27% for the prior year period.

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

	Three months ended March 31, 2014 vs. 2013
	Net	Increase (decrease) due to
(Dollars in thousands)	Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$227	$230	$(3)
Cash and cash equivalents	20	22	(2)
Federal Home Loan Bank of Boston stock and other investments	7	—	7
Total interest-earning assets	254	252	2
Interest-bearing liabilities:
Money Market accounts	8	8	—
Savings accounts	(15)	2	(17)
Club accounts	(1)	—	(1)
Certificates of deposit	(44)	14	(58)
Borrowed funds	(20)	(31)	11
Subscriptions payable	2	2	—
Total interest-bearing liabilities	(70)	(5)	(65)
Net interest income	$324	$257	$67

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2014 and 2013.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2014			Three months ended March 31, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$337,883	$3,670	4.41%	$316,707	$3,443	4.41%
Cash and cash equivalents	31,470	22	0.28%	6,353	2	0.13%
Federal Home Loan Bank of Boston stock and other investments	3,327	10	1.22%	2,956	3	0.41%
Total interest-earning assets	372,680	3,702	4.03%	326,016	3,448	4.29%
Non-interest-earning assets	39,624			32,857
Total assets	$412,304			$358,873

Liabilities and Equity:
Money market accounts	$60,233	63	0.42%	$52,270	55	0.43%
Savings accounts	81,034	30	0.15%	77,776	45	0.23%
Club accounts	1,346	—	—%	1,306	1	0.31%
Certificates of deposit	124,408	489	1.59%	121,174	533	1.78%
Total interest-bearing deposits	267,021	582	0.88%	252,526	634	1.02%
Borrowed funds	6,559	22	1.36%	16,497	42	1.03%
Subscriptions payable	6,505	2	0.12%	—	—	—%

Total interest bearing liabilities	280,085	606	0.88%	269,023	676	1.02%
Non-interest bearing deposits	63,710			59,448
Other liabilities	8,228			3,259
Total liabilities	352,023			331,730
Equity	60,281			27,143
Total liabilities and equity	$412,304			$358,873

Net interest income		$3,096			$2,772
Net interest rate spread(1)			3.15%			3.27%
Net interest-earning assets(2)	$92,595			$56,993
Net interest margin(3)			3.37%			3.45%
Average interest-earning assets to interest-bearing liabilities			133.06%			121.19%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $167,000 was recorded to the allowance for loan losses during the three months ended March 31, 2014, an increase of $85,000 as compared to a provision of $82,000 for the three months ended March 31, 2013. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the three months ended March 31, 2014, a provision of $86,000 was recorded relating to the residential one-to-four family loan portfolio primarily due to an increase in specific reserves.  A provision of $62,000 was recorded related to the SBA loan portfolio, a provision of $13,000 was recorded related to the commercial real estate portfolio and a provision of $9,000 was recorded related to the construction portfolio, primarily due to loan growth.  We recorded a charge-off of $22,000 on the home equity loan portfolio during the three months ended March 31, 2014.  Home equity loans and lines of credit declined $533,000 during the three months ended March 31, 2014.

A provision of $82,000 was recorded during the three months ended March 31, 2013.  The provision for the three months ended March 31, 2013 was principally allocated to the home equity portfolio.  During the three months ended March 31, 2013, the home equity loan portfolio had net charge-offs of $106,000 with a provision of $86,000 recorded.

Non-Interest income.  Non-interest income declined $734,000, or 39.0%, to $1.2 million for the three months ended March 31, 2014 from $1.9 million for the three months ended March 31, 2013.  The decrease in non-interest income was primarily the result of a decline in gains on sales of loans, net of $747,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. During the three months ended March 31, 2013, SBA loans totaling $1.9 million were sold for a gain of $107,000 as compared to no SBA loan sales during the three months ended March 31, 2014.  Gains on sale of mortgage loans decreased $640,000 from $1.0 million for the three months ended March 31, 2013 to $358,000 for the three months ended March 31, 2014. Mortgage loans sold during the three months ended March 31, 2013 amounted to $38.0 million as compared to $24.4 million during the three months ended March 31, 2014. The decline in mortgage loans sold was due to a combination of lower refinancing activity, impact of inclement weather on current period housing sales, and other economic factors such as an increase in interest rates. As the volume of our loan sales and commitments to originate decreased, the fair value of mortgage loan commitment derivatives also declined and we recorded a loss in the fair value of our mortgage derivatives of $11,000 during the three months ended March 31, 2014 as compared to a gain of $261,000 during the three months ended March 31, 2013.

Bank-owned life insurance (“BOLI”) income increased $31,000 for the three months ended March 31, 2014, as BOLI policies were purchased in July 2013.

Non-Interest expense.  Non-interest expense increased $1.9 million, or 52.2%, to $5.6 million for the three months ended March 31, 2014 from $3.7 million for the three months ended March 31, 2013. The increase in non-interest expense was primarily due to a contribution of $1.5 million to Coastway Cares Charitable Foundation II, in connection with our initial public offering, of which $300,000 was in cash and $122,054 was from shares contributed.  Additionally, increases in salary and employee benefits expense of $197,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is due to $41,000 of ESOP expense which was implemented in January 2014, supplemental executive retirement plan expense of $102,000 during the three months ended March 31, 2014 as the plan was implemented beginning July 1, 2013, and general merit increases.  Occupancy expense increased $60,000 primarily due to additional land rental and building depreciation expense from our Lincoln branch which relocated in December 2013.  Deposit servicing expense increased $63,000 due to increased debit card expenses.  Professional fees increased $92,000, or 83.6% to $202,000 as compared to $110,000 for the prior year period primarily due to additional legal, regulatory and other professional fees associated with being a public company and IT consulting expenses, during the three months ended March 31, 2014.  Other general and administrative expenses decreased $50,000 to $326,000 for the three months ended March 31, 2014 as compared to $376,000 for the comparable period primarily due to a $51,000 decrease in other charitable contributions given the contribution to Coastway Cares Charitable Foundation II.

Income tax expense (benefit).  Income tax benefit of $651,000 was recorded for the three months ended March 31, 2014 as compared to $332,000 of income tax expense for the three months ended March 31, 2013.  The decline in income tax expense was primarily due to a reduction in pre-tax income of $2.4 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The tax benefit of the charitable foundation contribution was $607,000.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2014.

The Corporation regularly monitors and adjusts its investments in liquid assets based upon an assessment of:

(i)             Expected loan demand;

(ii)          Expected deposit flows and borrowing maturities;

(iii)       Yields available on interest-earning deposits; and

(iv)      The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and are also used to pay off short-term borrowings.

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At March 31, 2014, cash and cash equivalents totaled $23.3 million.  The Corporation also has $3.0 million of certificates of deposit.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At March 31, 2014, the Bank had $18.8 million in commitments to originate loans, $9.1 million of which will be sold.  In addition to commitments to originate loans, the Bank had $62.9 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of March 31, 2014 totaled $37.4 million, or 10.9%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $29.3 million.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before March 31, 2015.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of March 31, 2014.

The Corporation’s primary investing activity is originating loans.  During the three months ended March 31, 2014 and for the year ended December 31, 2013, loan originations, net of principal repayments totaled $12.1 million, and $36.5 million, respectively. During the three months ended March 31, 2014, the Corporation also invested $3.0 million in a certificate of deposit which will mature in September 2015.

In June 2013, the Corporation entered into a purchase and sale agreement for $8.8 million to purchase a new corporate headquarters building which is currently under construction.  The Corporation expects to close on the purchase in the summer of 2014, and subsequently hold for sale and relocate from its current headquarters.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank of Boston (FHLB) advances and IPO proceeds.  We experienced a net increase in deposits of $13.2 million and $24.8 million for the three months ended March 31, 2014 and for the year ended December 31, 2013, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. FHLB advances of $26.7 million were repaid during the three months ended March 31, 2014 as compared to net borrowings of $11.7 million for the year ended December 31, 2013.  Stock subscriptions of $43.4 million were converted into stockholders’ equity of $46.3 million upon the close of the IPO in January 2014.  The ESOP purchased $4.0 million of stock during the three months ended March 31, 2014.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Federal Home Loan Bank of Boston advances were $1.3 million and $28.0 million at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, we had the ability to borrow up to an additional $63.6 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At March 31, 2014, the Bank had the capacity to borrow up to $15.4 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations.  As of March 31, 2014, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the

FDIC.  To be categorized as “well capitalized,” the Bank must maintain minimum Total Capital and Tier 1 Capital ratios of 10% and 6% respectively, and,  maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of March 31, 2014 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$53,191	16.89%	$25,201	8.00%	$31,501	10.00%
Tier 1 Capital (to risk weighted assets)	$51,370	16.31%	$12,600	4.00%	$18,901	6.00%
Tier 1 leverage Capital (to average assets)	$51,370	12.50%	$16,439	4.00%	$20,548	5.00%

Item 3 -     Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4 -     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on this evaluation, the Corporation’s principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended March 31, 2014) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At March 31, 2014, there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2014.  Neither the Corporation nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Corporation’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2014.

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
101

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Net Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: May 8, 2014
	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)