Form 10-Q
period 2014-06-30
Coastway Bancorp, Inc.
filed 2014-08-07
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                                 .

For the quarterly period ended June 30, 2014

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

As of August 7, 2014 there were 4,949,179 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except per share amounts)	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents:
Cash and due from banks	$2,130	$2,621
Interest-earning deposits	11,660	48,898
Total cash and cash equivalents	13,790	51,519
Certificates of deposit	3,000	—
Federal Home Loan Bank stock, at cost	2,363	2,694
Loans, net of allowance for loan losses of $1,891 and $1,656, respectively	357,115	328,576
Loans held for sale	13,184	8,648
Premises and equipment, net	26,156	25,584
Accrued interest receivable	1,122	1,094
Real estate held for sale	3,122	3,515
Foreclosed real estate	1,865	1,580
Bank-owned life insurance	4,122	4,059
Net deferred tax asset	1,172	440
Other assets	3,991	4,969
Total assets	$431,002	$432,678

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$277,662	$266,165
Non-interest-bearing	69,028	63,751
Total deposits	346,690	329,916
Borrowed funds	9,300	28,000
Stock subscriptions	—	43,398
Accrued expenses and other liabilities	4,551	3,525
Total liabilities	360,541	404,839
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,949,179 issued and outstanding at June 30, 2014	49	—
Additional paid-in capital	47,519	—
Retained earnings	26,968	28,034
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,880)	—
Accumulated other comprehensive loss	(195)	(195)
Total stockholders’ equity	70,461	27,839
	$431,002	$432,678

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$3,749	$3,421	$7,419	$6,864
Other interest income	39	4	71	9
Total interest income	3,788	3,425	7,490	6,873
Interest expense:
Interest on deposits	579	629	1,163	1,263
Interest on borrowed funds	14	26	36	68
Total interest expense	593	655	1,199	1,331
Net interest income	3,195	2,770	6,291	5,542
Provision for loan losses	114	127	281	209
Net interest income after provision for loan losses	3,081	2,643	6,010	5,333
Non-interest income:
Customer service fees	774	770	1,504	1,476
Gain on sales of loans, net	639	707	998	1,812
Bank-owned life insurance income	32	—	63	—
Other income	43	35	74	108
Total non-interest income	1,488	1,512	2,639	3,396
Non-interest expenses:
Salary and employee benefits	2,221	2,032	4,403	4,017
Occupancy and equipment	603	612	1,229	1,178
Data processing	384	365	779	732
Deposit servicing	194	179	371	294
Professional fees	155	110	357	220
Foreclosed real estate	119	249	170	296
Impairment loss on real estate held for sale	393	482	393	482
FDIC insurance assessment	75	68	163	154
Advertising	55	107	98	143
Contribution to Coastway Cares Charitable Foundation II	—	—	1,521	—
Other general and administrative	535	445	863	821
Total non-interest expenses	4,734	4,649	10,347	8,337
Income (loss) before income taxes	(165)	(494)	(1,698)	392
Income tax expense (benefit)	19	(185)	(632)	147
Net income (loss) and comprehensive income (loss)	$(184)	$(309)	$(1,066)	$245
Weighted average shares outstanding (basic and diluted)	4,559,017	N/A	N/A	N/A
Earnings (loss) per common share (basic and diluted)	$(0.04)	N/A	N/A	N/A

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Compensation-	Accumulated Other Comprehensive	Total Stockholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity

Balance at December 31, 2013	—	$—	$—	$28,034	$—	$(195)	$27,839
Net loss and comprehensive loss	—	—	—	(1,066)	—	—	(1,066)
Issuance of common stock for initial public offering, net of expenses of $1,926	4,827,125	48	46,297	—	—	—	46,345
Issuance of common stock to Coastway Cares Charitable Foundation II	122,054	1	1,220	—	—	—	1,221
Common stock purchased by the ESOP (395,934 shares)	—	—	—	—	(3,959)	—	(3,959)
ESOP shares committed to be allocated (7,919 shares)			2		79		81
Balance at June 30, 2014	4,949,179	$49	$47,519	$26,968	$(3,880)	$(195)	$70,461

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,066)	$245
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	281	209
Loans originated for sale	(58,693)	(88,065)
Principal balance of loans sold	54,157	81,456
Gain on sale of portfolio loans, net	—	(159)
Amortization of deferred loan costs	327	236
Loss on foreclosed real estate	129	219
Impairment loss on real estate held for sale	393	482
Depreciation and amortization expense	503	472
Bank-owned life insurance income	(63)	—
Deferred income tax expense (benefit)	(732)	(164)
Issuance of common stock to Coastway Cares Charitable Foundation II	1,221	—
ESOP expense	81	—
Net change in:
Accrued interest receivable	(28)	—
Prepaid FDIC insurance assessment	—	336
Other, net	2,004	371
Net cash provided (used) by operating activities	(1,486)	(4,362)
Cash flows from investing activities:
Purchase of certificates of deposit	(3,000)	—
Proceeds from redemption of FHLB stock	331	342
Loan originations, net of principal payments	(29,561)	(17,213)
Proceeds from portfolio loans sold	—	4,590
Proceeds from sale of foreclosed real estate	—	975
Purchases of premises and equipment	(1,075)	(1,345)
Net cash used by investing activities	(33,305)	(12,651)
Cash flows from financing activities:
Net increase in deposits	16,774	22,199
Net change in short-term borrowed funds	(18,000)	(1,000)
Repayments of long-term borrowed funds	(700)	(1,343)
Issuance of common stock for initial public offering	46,345	—
Conversion of stock subscriptions to common stock	(43,398)	—
Purchase of common stock by ESOP	(3,959)	—
Net cash provided (used) by financing activities	(2,938)	19,856
Net change in cash and cash equivalents	(37,729)	2,843
Cash and cash equivalents at beginning of period	51,519	7,020
Cash and cash equivalents at end of period	$13,790	$9,863

Supplemental cash flow information:
Interest paid on deposits	$1,166	$1,261
Interest paid on borrowed funds	39	72
Income taxes paid	202	602

Supplemental non-cash information:
Loans transferred to foreclosed real estate	414	270
Loans held for sale transferred to portfolio loans	—	874
Real estate transferred from real estate held for investment to real estate held for sale	—	1,354
Real estate transferred from premises and equipment to real estate held for sale	—	2,643

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

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) which is intended to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The ASU also provides guidance on disclosures of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans that are in process of foreclosure.  Under the extended transition period for an emerging growth company, the Corporation will adopt this standard for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015 and it is not expected to have a material impact.

(2)                                 Certificates of Deposit

At June 30, 2014, certificates of deposit amounting to $3.0 million with an interest rate of 0.65% mature on September 13, 2015.  Certificates of deposit are carried at cost which approximates fair value.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(3)                                 Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Residential real estate mortgage loans:
1-4 family	$109,210	$98,180
Home equity loans and lines of credit	83,067	83,334
Total residential real estate mortgage loans	192,277	181,514

Commercial:
Commercial real estate	98,071	91,609
Commercial business	8,357	8,301
Commercial construction	12,509	7,099
SBA	44,008	38,004
Total commercial loans	162,945	145,013
Consumer	1,537	1,672
Total loans	356,759	328,199

Allowance for loan losses	(1,891)	(1,656)
Net deferred loan costs	2,247	2,033
Loans, net	$357,115	$328,576

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

Commercial — Commercial loan segments include commercial real estate, commercial and industrial loans for businesses and construction financing for business/properties located principally in Rhode Island.  For commercial real estate loans, the underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Non-real estate commercial business loans are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  Commercial construction generally represent loans to finance construction of retail and office space.  Commercial loans also include loans made under the SBA 504 program which is an economic development program that finances the expansion of small businesses.  The Bank generally provides 50% of the projected costs, and the loan is secured by a first lien on the commercial property.  The SBA does not provide a guarantee on loans made under the SBA 504 program.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.  Management monitors the cash flows of these loans.

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

Allowance for Loan Losses

Allowance for Loan Loss Methodology

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  For impaired loans that are deemed collateral dependent, the recorded balance of the loan is reduced by a charge-off to fair value of the collateral net of estimated selling costs.

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general and specific components as described below.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk weightings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2014.

The Bank evaluates the need for a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses.  Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.  In addition, for loans secured by real estate, the Corporation considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

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

The following tables present the credit risk profile by internally assigned risk rating category at the dates indicated:

	June 30, 2014
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$94,353	$8,274	$8,605	$38,275	$149,507
Loans rated 5.5	2,599	—	3,904	2,111	8,614
Loans rated 6	—	—	—	292	292
Loans rated 7	1,119	83	—	3,015	4,217
Loans rated 8	—	—	—	315	315
	$98,071	$8,357	$12,509	$44,008	$162,945

	December 31, 2013
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$88,578	$7,898	$5,926	$30,723	$133,125
Loans rated 5.5	2,858	168	—	2,493	5,519
Loans rated 6	—	—	—	1,007	1,007
Loans rated 7	173	235	1,173	3,622	5,203
Loans rated 8	—	—	—	159	159
	$91,609	$8,301	$7,099	$38,004	$145,013

Past Due and Non-Accrual Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued, but not collected for loans that are placed on non-accrual, is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present past due loans as of the dates indicated.

	June 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$—	$204	$1,998	$2,202	$—	$6,109
Home equity loans and lines of credit	383	67	176	626	—	280
Commercial real estate	—	277	—	277	—	—
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	112	1,043	1,155	—	1,059
Consumer	9	—	—	9	—	—
Total gross loans	$392	$660	$3,217	$4,269	$—	$7,448

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$925	$1,573	$1,035	$3,533	$—	$4,790
Home equity loans and lines of credit	294	—	53	347	—	158
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	1,131	81	977	2,189	—	1,508
Consumer	19	—	—	19	—	3
Total gross loans	$2,369	$1,654	$2,065	$6,088	$—	$6,459

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

The Bank periodically may agree to modify the contractual terms of loans, such as a reduction in interest rate of the loan for some period of time, an extension of the maturity date or an extension of time to make payments with the delinquent payments added to the end of the loan term.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.  Loans on non-accrual status at the date of modification are initially classified as non-accruing troubled debt restructurings.  TDRs may be returned to accrual status after a period of satisfactory payment performance according to the terms of the restructuring, generally six months of current payments and future payments are reasonable assured.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

	June 30, 2014
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$7,298	$7,137	$3,300	$3,837	$184
Home equity loans & lines of credit	569	479	220	259	70
SBA	2,162	2,154	1,441	713	28
Consumer	27	27	11	16	4
Total	$10,056	$9,797	$4,972	$4,825	$286

	December 31, 2013
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$6,660	$6,499	$3,689	$2,810	$94
Home equity loans & lines of credit	548	359	104	255	66
SBA	2,755	2,681	1,764	917	34
Consumer	33	33	13	20	7
Total	$9,996	$9,572	$5,570	$4,002	$201

Of the $2.2 million and $2.7 million of impaired SBA loans at June 30, 2014 and at December 31, 2013, guaranteed portions of such loans amounted to $1.8 million and $2.3 million, respectively.

The following tables present the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$6,948	$97	$6,925	$39
Home equity loans & lines of credit	411	6	652	14
Commercial real estate	—	—	75	—
SBA	2,147	21	2,090	17
Consumer	28	—	35	—
Total	$9,534	$124	$9,777	$70

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$6,820	$133	$6,807	$135
Home equity loans & lines of credit	382	9	765	20
Commercial real estate	—	—	42	—
SBA	2,329	109	2,079	32
Consumer	29	1	37	1
Total	$9,560	$252	$9,730	$188

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled Debt Restructurings (TDRs)

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the loan, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the loan’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss.

Total TDR loans, included in impaired loans as of June 30, 2014 and December 31, 2013 were $6.8 million and $6.6 million, respectively.  TDR loans on accrual status amounted to $2.3 million and $3.1 million at June 30, 2014 and December 31, 2013, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	2	$818	$818	5	$1,651	$1,651
SBA	2	34	34	2	34	34
Total	4	$852	$852	7	$1,685	$1,685

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	4	$878
Total	—	$—	4	$878

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	3	$687	$687	4	$976	$976
Home equity	1	25	25	1	25	25
SBA	1	130	130	1	130	130
Consumer	1	1	1	2	13	13
Total	6	$843	$843	8	$1,144	$1,144

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	$2	$566	3	$741
Home equity and lines of credit	1	25	1	25
SBA	—	—	1	39
Consumer	—	—	1	13
Total	$3	$591	6	$818

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended June 30, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at March 31, 2014	$552	$600	$334	$26	$33	$261	$15	$1,821
Provision (credit)	41	40	19	4	12	2	(4)	114
Loans charged-off	(52)	(34)	—	—	—	(14)	—	(100)
Recoveries	51	1	—	—	—	1	3	56
Allowance at June 30, 2014	$592	$607	$353	$30	$45	$250	$14	$1,891

Three Months Ended June 30, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at March 31, 2013	$392	$654	$272	$26	$12	$184	$26	$1,566
Provision (credit)	21	98	11	2	8	(14)	1	127
Loans charged-off	—	(105)	—	—	—	(3)	(15)	(123)
Recoveries	3	2	—	—	—	18	4	27
Allowance at June 30, 2013	$416	$649	$283	$28	$20	$185	$16	$1,597

Six Months Ended June 30, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2013	$462	$605	$321	$29	$24	$197	$18	$1,656
Provision (credit)	127	46	32	1	21	64	(10)	281
Loans charged-off	(52)	(56)	—	—	—	(14)	—	(122)
Recoveries	55	12	—	—	—	3	6	76
Allowance at June 30, 2014	$592	$607	$353	$30	$45	$250	$14	$1,891

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Six Months Ended June 30, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2012	$393	$674	$261	$25	$11	$185	$20	$1,569
Provision (credit)	16	184	22	3	9	(25)	—	209
Loans charged-off	—	(215)	—	—	—	(8)	(15)	(238)
Recoveries	7	6	—	—	—	33	11	57
Allowance at June 30, 2013	$416	$649	$283	$28	$20	$185	$16	$1,597

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

June 30, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$184	$70	$—	$—	$—	$28	$4	$286
Allowance for non-impaired loans	408	537	353	30	45	222	10	1,605
Total	$592	$607	$353	$30	$45	$250	$14	$1,891
Impaired loans	$7,137	$479	$—	$—	$—	$2,154	$27	$9,797
Non-impaired loans	102,073	82,588	98,071	8,357	12,509	41,854	1,510	346,962

Total loans	$109,210	$83,067	$98,071	$8,357	$12,509	$44,008	$1,537	$356,759

December 31, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$94	$66	$—	$—	$—	$34	$7	$201
Allowance for non-impaired loans	368	539	321	29	24	163	11	1,455
Total	$462	$605	$321	$29	$24	$197	$18	$1,656
Impaired loans	$6,499	$359	$—	$—	$—	$2,681	$33	$9,572
Non-impaired loans	91,681	82,975	91,609	8,301	7,099	35,323	1,639	318,627

Total loans	$98,180	$83,334	$91,609	$8,301	$7,099	$38,004	$1,672	$328,199

(4)                                 Employee Benefits

Supplemental Retirement Agreements

Effective July 1, 2013, the Bank entered into supplemental retirement agreements (“SERP”) with six executive officers, which provide for payments upon attaining the retirement age specified in the agreements.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally vest as they are accrued; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three and six months ended June 30, 2014, SERP expense totaled $102,000 and $205,000, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Defined Benefit Pension Plan

The Corporation’s defined benefit pension plan was amended in 1993 to freeze benefits at the amount earned as of April 15, 1993.  Pension expense (income) totaled ($6,600) and $12,000 for the three months ended June 30, 2014 and 2013, respectively.  Pension expense (income) totaled ($13,000) and $24,000 for the six months ended June 30, 2014 and 2013, respectively. The Bank expects to contribute $78,000 for the plan year ending December 31, 2014.

Employee Stock Ownership Plan

The Corporation maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Corporation stock.  This plan is a tax-qualified retirement plan for the benefit of all Corporation employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of June 30, 2014, the ESOP holds 395,934 shares, or 8% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the rate of the prime rate, as published in The Wall Street Journal, which is currently 3.25% per annum.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

June 30, 2014

Allocated	—
Committed to be allocated	7,919
Unallocated	388,015
395,934

The fair value of unallocated shares was approximately $4.2 million at June 30, 2014.

Total compensation expense recognized in connection with the ESOP for the three and six month periods ended June 30, 2014 was $41,000 and $82,000, respectively.

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

Termination Benefits

During the second quarter of 2014, the Corporation offered termination benefits of $103,000 to certain employees who were involuntarily terminated.  The expense related to the termination benefits were recorded as a component of salaries and employee benefits expense in accordance with FASB Accounting Standards Codification ASC Topic 420 Exit or Disposal Cost Obligations.  The affected employees are not required to render any additional services to receive termination benefits.  The benefits are being paid weekly over varying periods up to 20 weeks.  During the three months ended June 30, 2014, of the $103,000 of termination expense recorded, $61,000 has been paid, and $42,000 remains accrued and included in accrued expenses and other liabilities.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(5)                                 Earnings per Common Share

Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of June 30, 2014.  Earnings (loss) per share is not presented for the six month period ended June 30, 2014 or for any period in 2013 as common shares had not been outstanding during the entire period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings (loss) per common share have been computed as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income (loss) applicable to common stock	$(184)	$(309)	$(1,066)	$245

Average number of common shares outstanding	4,949,179	N/A	N/A	N/A
Less: Average unallocated ESOP shares	(390,162)	N/A	N/A	N/A

Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	4,559,017	N/A	N/A	N/A
Earnings (loss) per share	$(0.04)	N/A	N/A	N/A

N/A = not applicable

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(6)                                 Off-Balance Sheets Activities and Derivatives

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,	December 31,
	2014	2013
	(In thousands)

Commitments to grant loans	$8,708	$12,858
Commitments to originate loans to be sold	15,117	7,150
Unfunded commitments under home equity lines of credit	46,477	46,456
Unfunded commitments under commercial lines of credit	11,487	11,315
Unfunded commitments under SBA lines of credit	3,242	3,601
Unadvanced funds on construction loans	2,619	3,812

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

With a best efforts contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).  Forward commitments to sell loans totaled $27.8 million and $15.7 million at June 30, 2014 and December 31, 2013, respectively.

The following table presents the fair values of derivative instruments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value

June 30, 2014

Derivative loan commitments	Other assets	$290	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	194

Total derivatives not designated as hedging instruments		$290		$194

December 31, 2013

Derivative loan commitments	N/A	$—	Other liabilities	$4
Forward loan sale commitments	Other assets	248	N/A	—

Total derivatives not designated as hedging instruments		$248		$4

The following table presents information pertaining to the gains and losses on Bank’s derivative instruments not designated as hedging instruments:

Derivatives Not Designated As Hedging	Location of	Three Months Ended June 30,		Six Months Ended June 30,
Instruments	Gain/(Loss)	2014	2013	2014	2013
		(In thousands)		(In thousands)
Derivative loan commitments	Gain (loss) on sales of loans, net	$653	$(1,552)	$640	$(1,417)

Forward loan sale commitments	Gain (loss) on sales of loans, net	(444)	1,408	(442)	1,534
		$209	$(144)	$198	$117

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Premises and Equipment

In June 2013, the Bank entered into a Purchase and Sale (“P&S”) Agreement to purchase its new corporate headquarters for $8.8 million which is currently under construction.  Additional costs related to the new corporate headquarters building in excess of what had been agreed to in the P&S totaled $1.7 million at June 30, 2014.  The purchase closed in July 2014.  During the third quarter, the Bank will hold for sale and relocate from its current headquarters, which has a carrying value of $3.3 million at June 30, 2014. The Bank plans to obtain an appraisal on its current headquarters and the property will be carried at the lower of cost or net fair value upon the transfer to held for sale.

Loss Contingencies

In October 2013, management was notified of a claim made related to a loan application management services contract pertaining to monthly user fees which had not been invoiced over the term of such contract.  The company making the claim acquired the application provider in early 2013.  The claim was for $178,000, covering a multi-year period of fees, though invoices and other communications from such company and/or its predecessor indicated balances due from the Bank, which did not include the fees in question, represented all open invoices or all amounts past due.  Based on the advice of legal counsel, management believes a loss is not probable at this time and the amount of reasonably possible loss or range of loss, if any, is not estimable and therefore, no loss has been accrued.

(7)                                 Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2014
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Derivative loan commitments	$—	$—	$290
Liabilities measured on a recurring basis:
Forward loan sale commitments	—	—	194
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	1,712
Foreclosed real estate	—	1,130	735
Real estate held for sale	—	1,887	1,235

	December 31, 2013
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Forward loan sale commitments	$—	$—	$248
Liabilities measured on a recurring basis:
Derivative loan commitments	—	—	4
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	987
Foreclosed real estate	—	—	1,170
Real estate held for sale	—	—	3,515

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three and six months ended June 30, 2014 or the year ended December 31, 2013 other than the transfer of one property classified as foreclosed real estate and one property classified as real estate held for sale, which were transferred out of level 3 to level 2 as a result of entering into Purchase & Sale Agreements as described below.

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss. Losses on collateral dependent impaired loans for the three months ended June 30, 2014 and 2013, totaled $92,000 and $101,000, respectively and $138,000 and $129,000 for the six months ended June 30, 2014 and 2013 respectively.  The losses represent the amount of write-downs during the period on assets held at period end.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.  Losses on foreclosed real estate for assets held at period end for the three months ended June 30, 2014 and 2013 totaled $91,000 and $180,000, respectively, and $129,000 and $180,000 for the six months ended June 30, 2014 and 2013, respectively.  The Bank closed on a sale of a foreclosed property on July 1, 2014, and received net proceeds of $1.1 million.  A write-down of $40,000 had been recorded on this property upon entering into the Purchase & Sale Agreement in the second quarter of 2014.

Write-downs on real estate held for sale during the three and six months ended June 30, 2014 and 2013 totaled $393,000 and $482,000, respectively.  On May 31, 2014, the Bank entered into a Purchase & Sale Agreement to sell a property classified as real estate held for sale for a net sales price of $1.9 million resulting in a $393,000 impairment loss.  The sale, which is expected to close during the third quarter of 2014, will be financed by the Bank.  The borrower is providing a down payment in accordance with ASC Topic 360.  The loan will be made at market terms.

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

The table below presents for the three and six months ended June 30, 2014 and 2013, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Three months ended June 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$305	$201
Total realized and unrealized gains (losses) included in net income	209	(144)
Settlements and closed loans	(418)	1,313
Balance at end of period	$96	$1,370
Total unrealized gains (losses) relating to instruments still held at period end	$209	$(144)

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Six months ended June 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$244	$201
Total realized and unrealized gains included in net income	198	117
Settlements and closed loans	(346)	1,052
Balance at end of period	$96	$1,370
Total unrealized gains relating to instruments still held at period end	$198	$117

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

June 30, 2014

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$290	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	101.13-105.13%
Liabilities measured on a recurring basis:
Forward loan sale commitments	194	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	99.40-108.49%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,712	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%

Foreclosed real estate	735	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Real estate held for sale	1,235	Appraisal of collateral	Selling costs	5%

December 31, 2013

Assets measured on a recurring basis:
Forward loan sale commitments	$248	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	94.55-106.16%
Liabilities measured on a recurring basis:
Derivative loan commitments	4	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	95.28-106.16%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	987	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Foreclosed real estate	1,170	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Real estate held for sale	3,515	Appraisal of collateral	Selling costs	5%

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

The estimates of fair value of financial instruments were based on information available at June 30, 2014 and December 31, 2013 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	June 30, 2014 (unaudited)
	Carrying		Fair value measurement
(Dollars in thousands)	Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs

Financial assets:
Loans, net	$357,115	$361,666	$—	$—	$361,666
Loans held for sale	13,184	13,306	—	—	13,306
FHLB stock	2,363	2,363	—	—	2,363
Financial liabilities:
Certificates of deposit	123,036	125,078	—	125,078	—
Borrowed funds	9,300	9,313	—	9,313	—

	December 31, 2013
	Carrying		Fair value measurement
(Dollars in thousands)	Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs

Financial assets:
Loans, net	$328,576	$327,618	$—	$—	$327,618
Loans held for sale	8,648	8,690	—	—	8,690
FHLB stock	2,694	2,694	—	—	2,694
Financial liabilities:
Certificates of deposit	125,410	127,528	—	127,528	—
Borrowed funds	28,000	28,021	—	28,021	—

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

Overview

The Corporation’s earnings are largely dependent on net interest income which is the difference between interest earned on loans, certificates of deposit and FHLB stock, and cash and cash equivalents, and the cost of funding (primarily deposits and borrowed funds).  The re-pricing frequency of the Corporation’s assets and liabilities are not identical, and therefore subject the Corporation to the risk of adverse changes in interest rates.  The Corporation’s earnings are also dependent on the gains on sale of loans, net, which is volatile.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale.  Weak or deteriorating economic conditions also tend to reduce loan demand.  The Corporation’s operating expenses are high as a percentage of net interest income and non-interest income, due to the increase in personnel and prior branch growth as we positioned the Bank for future growth.

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

Net loss was $184,000 for the three months ended June 30, 2014 as compared to a net loss of $309,000 for the three months ended June 30, 2013.  Net loss decreased primarily due to a $328,000 increase in interest and fees on loans principally due to a $30.8 million increase in average loans and loans held for sale outstanding; a $50,000 reduction in interest expense on deposits primarily due to a 12 basis point reduction in the average cost of deposits; a decrease in the provision for loan losses of $13,000; and a $130,000 reduction in foreclosed real estate expenses; partially offset by a decline in gains on sales of loans, net of $68,000; an increase in salary and employee benefits expense of $189,000; and a $90,000 increase in other general and administrative expenses.  The $189,000 increase in salary and employee benefits expense was due to $103,000 in involuntary termination benefits, ESOP expense of $41,000 as the plan went into effect in January 2014, supplemental executive retirement plan expense of $103,000 as the plan was implemented beginning July 1, 2013, and general merit increases.  Partially offsetting the salary and benefit increases, was a decrease in the full time equivalents (“FTEs”).  The number of FTEs was 132 employees at June 30, 2014 as compared to 146 FTEs at December 31, 2013 and 144 FTEs at June 30, 2013. Non-interest expense was also impacted by an increase of $45,000 in professional fees primarily due to higher legal, regulatory and professional fees associated with being a public company.

Net loss was $1.1 million for the six months ended June 30, 2014 as compared to net income of $245,000 for the six months ended June 30, 2013.  Net income decreased primarily due to the $1.5 million contribution ($914,000, net of income taxes) on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock, as well as a decline in gains on sales of loans of $814,000.  Excluding the net of income tax impact of the contribution to the charitable foundation, net loss for the six months ended June 30, 2014 would have been $152,000, or a decrease of $397,000 from net income of $245,000 for the six months ended June 30, 2013.  The earnings results for the six months ended June 30, 2014 as compared to the same period in 2013 were also impacted by an increase in the provision for loan losses of $72,000 and an increase of $489,000 in non-interest expense, excluding the $1.5 million charitable foundation contribution, partially offset by an increase in net interest income of $749,000 and a decline in income tax expense of $779,000. The decrease in the gains on sales of loans, net in the amount of $814,000 was due to a decrease in loan sales.  During the six months ended June 30, 2013, SBA loans totaling $2.5 million were sold for a net cash gain of $159,000 as compared to no SBA loan sales during the six months ended June 30, 2014.  In addition, gains on sales of loans, net decreased $814,000 from $1.8 million for the six months ended June 30, 2013 to $998,000 for the six months ended June 30, 2014.  Mortgage loans sold during the six months ended June 30, 2013 amounted to $81.5 million at a net gain of $1.5 million as compared to $54.2 million during the six months ended June 30, 2014 at a net gain of $805,000.  The decline in mortgage loans sold was due to a combination of lower refinancing activity, impact of inclement weather on current period housing sales, and other economic factors.  A $198,000 gain in the fair value of mortgage loan commitment derivatives was recorded during the six months ended June 30, 2014 as compared to a gain of $117,000 for the six months ended June 30, 2013. The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $386,000 due to involuntary termination benefits of $103,000, ESOP expense of $81,000, supplemental executive retirement plan expense of $205,000 during the six months ended June 30, 2014 as the plan was implemented beginning July 1, 2013, and general merit increases.  Partially offsetting these increases, the number of FTEs was 132 employees at June 30, 2014 as compared to 146 FTEs at December 31, 2013 and 144 FTEs at June 30, 2013.  Non-interest expense was also impacted by an increase of $137,000 in professional fees primarily due to higher legal, regulatory and professional fees related to operating as a public company and due to IT consulting costs.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets.  Total assets decreased $1.7 million, or 0.4%, to $431.0 million at June 30, 2014 from $432.7 million at December 31, 2013 primarily due to a $37.7 million decline in cash and cash equivalents, offset by an increase in loans.  Cash and cash equivalents at December 31, 2013 included $43.4 million of cash received for stock subscriptions.  Subsequent to the IPO, cash and cash equivalents were utilized to repay $18.0 million in overnight borrowings with the Federal Home Loan Bank of Boston and to fund loan growth. Total loans (excluding loans held for sale) increased $28.6 million, or 8.7%, to $356.8 million at June 30, 2014 from $328.2 million at December 31, 2013.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $11.0 million, or 11.2%an increase in SBA loans of $6.0 million, or 15.8%. and an increase incommercial real estate loans of $6.5 million, or 7.1%.

Loans

A summary of the balances of loans are as follows:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$109,210	30.61%	$98,180	29.92%
Home equity loans and lines of credit	83,067	23.28	83,334	25.39
Commercial real estate	98,071	27.49	91,609	27.91
Commercial business	8,357	2.34	8,301	2.53
Commercial construction	12,509	3.51	7,099	2.16
SBA loans	44,008	12.34	38,004	11.58
Consumer	1,537	0.43	1,672	0.51

Total loans	356,759	100.00%	328,199	100.00%
Net deferred loan costs	2,247		2,033
Allowance for loan losses	(1,891)		(1,656)
Total loans, net	$357,115		$328,576

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $16.8 million, or 5.1%, to $346.7 million at June 30, 2014 from $329.9 million at December 31, 2013, primarily as a result of an increase in the balance of non-interest bearing demand deposit accounts of $5.3 million, or 8.3%, an increase of $4.0 million in money market accounts, or 6.7%, and an increase of $10.0 million in the balance of savings and interest bearing demand deposit accounts, or 12.5%, , offset by a decrease in the balance of certificates of deposit of $2.4 million, or 1.9%. Customers have generally continued to maintain funds in more liquid deposit accounts in periods of low interest rates. We have also continued to expand our services to our small business customers.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$69,028	19.91%	$63,751	19.32%
Money market accounts	63,205	18.23	59,210	17.95
Savings and interest bearing demand deposit accounts	89,891	25.93	79,931	24.23
Club accounts	1,530	0.44	1,614	0.49
Total transaction accounts	223,654	64.51	204,506	61.99
Certificates of deposit	123,036	35.49	125,410	38.01
Total deposits	$346,690	100.00%	$329,916	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston as an alternate funding source. Borrowed funds at June 30, 2014 totaled $9.3 million as compared to $28.0 million at December 31, 2013, a decrease of $18.7 million.  Borrowed funds at June 30, 2014 were comprised of $8.0 million of overnight advances at 0.3125% and $1.3 million in long-term advances at a weighted average rate of 4.04% as compared to overnight advances of $26.0 million at December 31, 2013 at a weighted average rate of 0.28% and long-term advances of $2.0 million at December 31, 2013 at a weighted average rate of 3.97%. The decrease in long-term advances in 2014 of $700,000 was due to maturities.  The decrease in overnight advances during the six months ended June 30, 2014 was due to repayments.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $70.5 million at June 30, 2014 from total retained earnings of $27.8 million at December 31, 2013.  The increase in stockholders’ equity was due to IPO net proceeds of $46.3 million, and issuance of stock to Coastway Cares Charitable Foundation II of $1.2 million, net of $4.0 million in stock purchased by the ESOP partially offset by a net loss of $1.1 million.

Non-performing Assets

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

Loans are classified as troubled debt restructures when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modifications of the terms of such loans were one of the following:  a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payment added to the principal of the loan.  Loans on nonaccrual status at the date of modification are initially classified as non-accruing troubled debt restructurings.  Troubled debt restructured loans may be returned to accrual status after a period of satisfactory payment performance and reasonable future payment performance under the terms of the restructuring is assured.  Satisfactory payment performance is generally six months of current payments.

Non-performing loans increased to $7.4 million, or 2.09% of total loans at June 30, 2014, from $6.5 million, or 1.97% of total loans, at December 31, 2013 primarily due to a $1.3 million increase in non-performing one- to four-family residential loans.

A residential one- to four-family loan with a balance of $669,000 was moved from the accruing troubled debt restructured category at December 31, 2013 into the nonaccruing troubled debt restructured loan category during the first quarter of 2014.  A $592,000 non-accrual one-to four-family family residential loan was modified during the second quarter of 2014 and included in the non-accruing troubled debt restructured loans at June 30, 2014.  A $414,000 one-to four-family family loan was reclassified from the non-accrual category into foreclosed real estate during the second quarter of 2014.  Partially offsetting the increase in non-performing residential one- to four-family loans, was a decrease of $449,000 in SBA non-performing loans primarily due to the full repayment of a loan with a carrying value of $439,000.

Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less costs to sell.  In May 2014, the Bank entered into a Purchase & Sale Agreement to sell a foreclosed property with a carrying value at June 30, 2014 of $1.1 million.  A loss of $40,000 was recorded during the three months ended June 30, 2014.  The sale closed in July 2014.  A residential one-to four- family property of $414,000 was reclassified from non-accrual loans into foreclosed real estate during the second quarter.

Non-performing assets increased $1.3 million during the six months ended June 30, 2014 to $9.3 million at June 30, 2014 from $8.0 million at December 31, 2013 due to the increase in non-performing loans discussed above.

Non-performing assets are comprised of non-performing loans and foreclosed real estate.  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  Despite prudent loan underwriting, adverse changes within the Bank’s market area, or deterioration in local, regional or national economic conditions, could negatively impact the Bank’s level of non-performing loans and assets in the future.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$2,002	$1,913
Home equity loans and lines of credit	256	134
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	776	868
Commercial construction loans	—	—
Consumer loans	—	3
Total nonaccrual loans	3,034	2,918
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	4,107	2,877
Home equity loans and lines of credit	24	24
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	283	640
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	4,414	3,541
Total nonperforming loans	7,448	6,459
Foreclosed real estate:
1-4 family	1,875	1,580
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	1,875	1,580
Total nonperforming assets	$9,323	$8,039

Total accruing troubled debt restructured loans	$2,349	$3,112
Delinquent loans 60 — 89 days past due	$660	$1,654
Loans 60-89 days past due to total loans	0.18%	0.50%
Ratios:
Non-performing loans to total loans	2.09%	1.97%
Non-performing assets to total assets	2.16%	1.86%

For the three and six months ended June 30, 2014 and for the year ended December 31, 2013, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $59,000, $131,000 and $356,000, respectively.  The amount that was included in interest income on such loans totaled $124,000, $252,000 and $186,000 for the three and six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

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

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or if the loan possesses weaknesses although currently performing.  If a loan deteriorates in asset quality the classification is changed to “special mention”, “substandard” “doubtful” or “loss” depending on the circumstances and the evaluation.  Based on this review, we classified or held as special mention the following loans as of the date indicated:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Special mention	$292	$1,007
Substandard	4,217	5,203
Doubtful	315	159
Loss	—	—
Total classified and special mention loans	$4,824	$6,369

The level of classified and special mention loans decreased by $1.5 million to $4.8 million at June 30, 2014 from $6.4 million at December 31, 2013 principally due to repayments on two loans previously classified as “substandard” and due to the upgrade of one loan previously classified as special mention.

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

For additional information regarding the allowance for loan losses and impaired loans, refer to Note 3 to the unaudited consolidated financial statements.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$1,821	$1,566	1,656	$1,569
Provision for loan losses	114	127	281	209
Charge-offs:
Residential 1-4 family	(52)	—	(52)	—
Home equity loans and lines of credit	(34)	(105)	(56)	(215)
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	(14)	(3)	(14)	(8)
Commercial construction	—	—	—	—
Consumer	—	(15)	—	(15)
Total charge-offs	(100)	(123)	(122)	(238)
Recoveries on charged-off loans
Residential 1-4 family	51	3	55	7
Home equity loans and lines of credit	1	2	12	6
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	1	18	3	33
Commercial construction	—	—	—	—
Consumer	3	4	6	11
Total recoveries	56	27	76	57
Net (charge-offs) recoveries	(44)	(96)	(46)	(181)
Balance at end of period	$1,891	$1,597	$1,891	$1,597
Annualized net loans (charge-offs) recoveries to average loans outstanding	(0.05)%	(0.11)%	(0.03)%	(0.11)%
Allowance for loan losses to non-performing loans at end of period	25.39%	24.15%	25.39%	24.15%
Allowance for loan losses to total loans at end of period	0.53%	0.52%	0.53%	0.52%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013.

General.  Net loss was $184,000 for the three months ended June 30, 2014 as compared to a net loss of $309,000 for the three months ended June 30, 2013.  Net loss decreased primarily due to a $328,000 increase in interest and fees on loans principally due to a $30.8 million increase in average loans and loans held for sale outstanding; a $50,000 reduction in interest expense on deposits primarily due to a 12 basis point reduction in the average cost of deposits; a decrease in the provision for loan losses of $13,000; and a $130,000 reduction in foreclosed real estate expenses; partially offset by a decline in gains on sales of loans, net of $68,000; an increase in salary and employee benefits expense of $189,000; and a $90,000 increase in other general and administrative expenses.  The $189,000 increase in salaries and employee benefits expense was due to $103,000 of involuntary termination benefits, ESOP expense of $41,000 as the plan went into effect in January 2014, supplemental executive retirement plan expense of $103,000 as the plan was implemented beginning July 1, 2013, and general merit increases.  Partially offsetting the salary and benefit increases, was a decrease in FTEs.  The number of FTEs was 132 employees at June 30, 2014 as compared to 146 FTEs at December 31, 2013 and 144 FTEs at June 30, 2013. Non-interest expense was also impacted by an increase of $45,000 in professional fees primarily due to higher legal, regulatory and professional fees associated with being a public company.

Interest Income.  Interest income increased $363,000, or 10.6%, to $3.8 million for the three months ended June 30, 2014 from $3.4 million for the three months ended June 30, 2013.  The increase reflected an increase in the average balance of interest-earning assets of $49.3 million to $380.7 million for the three months ended June 30, 2014 as compared to $331.5 million for the three months ended June 30, 2013, partially offset by a decrease in the average yield on interest-earning assets to 3.99% for the three months ended June 30, 2014 as compared to 4.14% for the three months ended June 30, 2013.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $328,000, or 9.6%, to $3.7 million for the three months ended June 30, 2014 from $3.4 million for the three months ended June 30, 2013.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $30.8 million to $353.3 million for the three months ended June 30, 2014 as compared to $322.5 million for the three months ended June 30, 2013.  The increase in our average balance of loans was principally due to the growth in our commercial and residential one-to four- family loans during the three months ended June 30, 2014.  During the three months ended June 30, 2014, interest and fees on loans included a prepayment penalty of $34,000 related to one loan.

Interest Expense. Interest expense decreased $62,000, or 9.5%, to $593,000 for the three months ended June 30, 2014 from $655,000 for the three months ended June 30, 2013 due to a decline in the average cost of deposits of 12 basis points to 0.85% for the three months ended June 30, 2014 as compared to 0.97% for the three months ended June 30, 2013 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.72% for the three months ended June 30, 2013 to 1.60% for the three months ended June 30, 2014.  The average cost of savings accounts decreased 12 basis points to 0.10% for the three months ended June 30, 2014 as we lowered such rates effective July 1, 2013 and April 1, 2014.  Partially offsetting the decrease in the average cost of deposits was the increase in average balance of deposits which increased $15.1 million to $274.0 million for the three months ended June 30, 2014 from $258.9 million for the three months ended June 30, 2013, as average balances generally increased across all deposit types. The average balance of certificates of deposit increased to $123.5 million for the three months ended June 30, 2014 as compared to $122.2 million for the three months ended June 30, 2013; however, actual balances at June 30, 2014 on certificates of deposit have declined $2.4 million since December 31, 2013.

Interest expense on borrowed funds decreased $12,000 to $14,000 for the three months ended June 30, 2014 from $26,000 for the three months ended June 30, 2013 due to a decline in the average balance of borrowed funds.  The average balance of borrowed funds decreased to $1.9 million for the three months ended June 30, 2014 from $10.0 million for the three months ended June 30, 2013, as we repaid overnight borrowings.

Net Interest Income.  Net interest income increased $425,000 or 15.3%, to $3.2 million for the three months ended June 30, 2014 from $2.8 million for the three months ended June 30, 2013. This increase was due to a $42.2 million increase in net interest-earning assets to $104.7 million for the three months ended June 30, 2014. This growth in net interest-earning assets was offset by a decrease in our interest rate spread of four basis points to 3.13% for the three months ended June 30, 2014 as compared to 3.17% for the prior year period.

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

	Three months ended June 30,
	2014 vs. 2013
	Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$328	$327	$1
Cash and cash equivalents	28	13	15
Federal Home Loan Bank of Boston stock and other investments	7	(2)	9
Total interest-earning assets	363	338	25
Interest-bearing liabilities:
Money Market accounts	7	9	(2)
Savings accounts	(27)	3	(30)
Club accounts	(1)	—	(1)
Certificates of deposit	(29)	5	(34)
Borrowed funds	(12)	(32)	20
Total interest-bearing liabilities	(62)	(15)	(47)
Net interest income	$425	$353	$72

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2014 and 2013.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended June 30, 2014			Three months ended June 30, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$353,320	$3,749	4.26%	$322,538	$3,421	4.25%
Cash and cash equivalents	24,925	29	0.47%	4,773	1	0.08%
Federal Home Loan Bank of Boston stock and other investments	2,472	10	1.62%	4,152	3	0.29%
Total interest-earning assets	380,717	3,788	3.99%	331,463	3,425	4.14%
Non-interest-earning assets	38,267			30,800
Total assets	$418,984			$363,263

Liabilities and Equity:
Money market accounts	$62,131	64	0.41%	$53,731	57	0.43%
Savings accounts	86,901	21	0.10%	81,451	48	0.24%
Club accounts	1,492	—	—%	1,516	1	0.26%
Certificates of deposit	123,490	494	1.60%	122,201	523	1.72%
Total interest-bearing deposits	274,014	579	0.85%	258,899	629	0.97%
Borrowed funds	1,981	14	2.83%	10,049	26	1.04%
Total interest bearing liabilities	275,995	593	0.86%	268,948	655	0.98%
Non-interest bearing deposits	68,258			63,360
Other liabilities	3,231			2,724
Total liabilities	347,484			335,032
Equity	71,500			27,231
Total liabilities and equity	$418,984			$362,263

Net interest income		$3,195			$2,770
Net interest rate spread(1)			3.13%			3.16%
Net interest-earning assets(2)	$104,722			$62,515

Net interest margin(3)			3.37%			3.35%
Average interest-earning assets to interest-bearing liabilities			137.94%			123.24%

(1)         Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)         Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $114,000 was recorded to the allowance for loan losses during the three months ended June 30, 2014, a decrease of $13,000 as compared to a provision of $127,000 for the three months ended June 30, 2013. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the three months ended June 30, 2014, a provision of $41,000 was recorded relating to the residential one-to-four family loan portfolio primarily due to loan growth and a provision of $40,000 was recorded to the home equity portfolio.  During the three months ended June 30, 2014, the home equity portfolio had net charge-offs of $33,000.  During the three months ended June 30, 2014, a provision of $19,000 was recorded related to the commercial real estate portfolio and a provision of $12,000 was recorded related to the construction portfolio, both primarily due to loan growth and other qualitative factors.

A provision of $127,000 was recorded during the three months ended June 30, 2013.  The provision for the three months ended June 30, 2013 was principally allocated to the home equity portfolio.  During the three months ended June 30, 2013, the home equity loan portfolio had net charge-offs of $103,000 with a provision of $98,000 recorded.

Non-Interest income.  Non-interest income declined $24,000, or 1.6%, to $1.5 million for the three months ended June 30, 2014.  The decrease in non-interest income was primarily the result of a decline in gains on sales of loans, net in the amount of $68,000 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. During the three months ended June 30, 2013, SBA loans totaling $599,000 were sold for a gain of $44,000 as compared to no SBA loan sales during the three months ended June 30, 2014.  Mortgage loans sold during the three months ended June 30, 2013 amounted to $43.4 million at a net cash gain of $782,000 as compared to $29.8 million during the three months ended June 30, 2014 at a net cash gain of $427,000. The decline in mortgage loans sold was due to a combination of lower refinancing activity, impact of inclement weather on current period housing sales, and other economic factors. As the volume of our loan sales and commitments to originate decreased, the fair value of mortgage loan commitment derivatives also declined and we recorded a gain in the fair value of our mortgage derivatives of $209,000 during the three months ended June 30, 2014 as compared to a loss of $144,000 during the three months ended June 30, 2013.

Bank-owned life insurance (“BOLI”) income increased $32,000 for the three months ended June 30, 2014, as BOLI policies were purchased in July 2013.

Non-Interest expense.  Non-interest expense increased $85,000, or 1.8%, to $4.7 million for the three months ended June 30, 2014 from $4.6 million for the three months ended June 30, 2013.  Salary and employee benefits expense increased $189,000, or 9.3%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  The increase in salary and benefits expense was due to $103,000 of severance expense related to employee involuntary termination benefits recorded during the second quarter of 2014, $41,000 of ESOP expense for the three months ended June 30, 2014 which was implemented in January 2014, supplemental executive retirement plan expense of $103,000 during the three months ended June 30, 2014 as the plan was implemented beginning July 1, 2013, and general merit increases.  Partially offsetting the increases, was a decrease in the number of FTEs which was 132 employees at June 30, 2014 as compared to 146 FTEs at December 31, 2013 and 144 FTEs at June 30, 2013.  Professional fees increased $45,000, to $155,000 as compared to $110,000 for the prior year period primarily due to additional legal, regulatory and other professional fees associated with being a public company during the three months ended June 30, 2014.

During the three months ended June 30, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property classified as real estate held for sale as a result of entering into a Purchase & Sale agreement.  The sale of the property is expected to close during the third quarter of 2014, and will be financed by the Bank.  The borrower is providing a sufficient down payment.  The loan will be made at market terms.  The decision to enter into the Purchase & Sale agreement was made considering a number of factors including the operating costs of the property, the pending purchase of the new corporate headquarters during the third quarter of 2014, and the interest earned on the financing.  An impairment loss of $482,000 was recorded during the three months ended June 30, 2013 when both the Sharpe Drive property and the land on New London Turnpike in Coventry were reclassified into real estate held for sale.  Other general and administrative expenses increased $90,000 to $535,000 for the three months ended June 30, 2014 as compared to $445,000 for the comparable prior period primarily due to $148,000 of expense related to roof repairs on Sharpe Drive, partially offset by a $56,000 decrease in other charitable contributions given the $1.5 million contribution to Coastway Cares Charitable Foundation II in January 2014.

Foreclosed real estate expense decreased $130,000 during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily as a result of a decrease of $91,000 in write downs.  Advertising expenses decreased $52,000 to $55,000 during the three months ended June 30, 2014 as compared to $107,000 during the three months ended June 30, 2013 as a result of lower media advertising.

Income tax expense (benefit).  Income tax expense of $19,000 was recorded for the three months ended June 30, 2014 as compared to $185,000 of income tax benefit for the three months ended June 30, 2013.  The change in income tax expense

(benefit) was primarily due to a change in the projected annual effective income tax rate resulting from the impairment loss and write-downs on real estate.

Comparison of Operating Results for the six months ended June 30, 2014 and June 30, 2013

General.  Net loss was $1.1 million for the six months ended June 30, 2014 as compared to net income of $245,000 for the six months ended June 30, 2013.  Net income decreased primarily due to the $1.5 million contribution ($914,000, net of income taxes) on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock, as well as a decline in gains on sales of loans of $814,000.  Excluding the net of income tax impact of the contribution to the charitable foundation, net loss for the six months ended June 30, 2014 would have been $152,000, or a decrease of $397,000 from net income of $245,000 for the six months ended June 30, 2013.  The earnings results for the six months ended June 30, 2014 as compared to the same period in 2013 were also impacted by an increase in the provision for loan losses of $72,000 and an increase of $489,000 in non-interest expense, excluding the $1.5 million charitable foundation contribution, partially offset by an increase in net interest income of $749,000 and a decline in income tax expense of $779,000. The decrease in the gains on sales of loans, net of $814,000 was due to a decrease in loan sales.  During the six months ended June 30, 2013, SBA loans totaling $2.5 million were sold for a cash gain of $159,000 as compared to no SBA loan sales during the six months ended June 30, 2014.  Gains on sales of loans, net decreased $814,000 from $1.8 million for the six months ended June 30, 2013 to $998,000 for the six months ended June 30, 2014.  Mortgage loans sold during the six months ended June 30, 2013 amounted to $81.5 million at a gain of $1.5 million as compared to $54.2 million during the six months ended June 30, 2014 at a gain of $805,000.  The decline in mortgage loans sold was due to a combination of lower refinancing activity, impact of inclement weather on current period housing sales, and other economic factors.  A $198,000 gain in the fair value of mortgage loan commitment derivatives was recorded during the six months ended June 30, 2014 as compared to a gain of $117,000 for the six months ended June 30, 2013. The increase in non-interest expense was primarily due to increases in salary and employee benefits expense of $386,000 due to involuntary termination benefits of $103,000, ESOP expense of $81,000, supplemental executive retirement plan expense of $205,000 during the six months ended June 30, 2014 as the plan was implemented beginning July 1, 2013, and general merit increases.  Partially offsetting these increases, the number of FTEs was 132 employees at June 30, 2014 as compared to 146 FTEs at December 31, 2013 and 144 FTEs at June 30, 2014.  Non-interest expense was also impacted by an increase of $137,000 in professional fees primarily due to higher legal, regulatory and professional fees related to operating as a public company and due to IT consulting costs.

Interest Income.  Interest income increased $617,000, or 9.0%, to $7.5 million for the six months ended June 30, 2014 from $6.9 million for the six months ended June 30, 2013.  The increase reflected an increase in the average balance of interest earning assets of $50.5 million to $377.7 million for the six months ended June 30, 2014 as compared to $327.2 million for the six months ended June 30, 2013, partially offset by a decrease in the average yield on interest-earning assets to 4.00% for the six months ended June 30, 2014 as compared to 4.24% for the six months ended June 30, 2013.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $555,000, or 8.1%, to $7.4 million for the six months ended June 30, 2014 from $6.9 million for the six months ended June 30, 2013.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $26.1 million to $346.7 million for the six months ended June 30, 2014 as compared to $320.5 million for the six months ended June 30, 2013.  The increase in our average balance of loans was principally due to the growth in our commercial loan portfolio during the six months ended June 30, 2014.  During the six months ended June 30, 2014, interest and fees on loans included prepayment penalties of $122,000 related to two loans as well as the recovery of interest previously unrecognized of $54,000 on another loan which was fully repaid.

Interest Expense. Interest expense decreased $132,000, or 9.9%, to $1.2 million for the six months ended June 30, 2014 from $1.3 million for the six months ended June 30, 2013 due to a decline in the average cost of deposits of 13 basis points to 0.86% for the six months ended June 30, 2014 as compared to 0.99% for the six months ended June 30, 2013 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.75% for the six months ended June 30, 2013 to 1.60% for the six months ended June 30, 2014.  The average cost of savings accounts decreased 11 basis points to 0.12% for the six months ended June 30, 2014 as we lowered rates effective July 1, 2013 and on April 1, 2014.  Partially offsetting the decrease in the average cost of deposits was the $15.4 million increase in the average balance of deposits to $271.5 million for the six months ended June 30, 2014 from $256.1 million for the six months ended June 30, 2013, as average balances increased across all deposit types. The average balance of certificates of deposit increased to $123.9 million for the six months ended June 30, 2014 as compared to $121.7 million for the six months ended June 30, 2013; however, actual balances at June 30, 2014 on certificates of deposit have declined $2.4 million since December 31, 2013.

Interest expense on borrowed funds decreased $32,000 to $36,000 for the six months ended June 30, 2014 from $68,000 for the six months ended June 30, 2013 primarily due to a $9.0 million decline in the average balance of borrowed funds.  The average balance of borrowed funds decreased to $4.3 million for the six months ended June 30, 2014 from $13.3 million for the six months ended June 30, 2013, as we repaid overnight borrowings.

Net Interest Income.  Net interest income increased $749,000 or 13.5%, to $6.3 million for the six months ended June 30, 2014 from $5.5 million for the six months ended June 30, 2013. This increase was due to a $40.7 million increase in net interest-earning assets to $98.6 million for the six months ended June 30, 2014. This growth in net interest-earning assets was offset by a decrease in our interest rate spread of 11 basis points to 3.13% for the six months ended June 30, 2014 as compared to 3.24% for the prior year period.

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

	Six months ended June 30,
	2014 vs. 2013
	Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$555	$559	$(4)
Cash and cash equivalents	50	25	25
Federal Home Loan Bank of Boston stock and other investments	12	(31)	43
Total interest-earning assets	617	553	64
Interest-bearing liabilities:
Money Market accounts	15	17	(2)
Savings accounts	(43)	5	(48)
Club accounts	(1)	—	(1)
Certificates of deposit	(73)	19	(92)
Borrowed funds	(32)	(61)	29
Subscriptions payable	2	2	—
Total interest-bearing liabilities	(132)	(18)	(114)
Net interest income	$749	$571	$178

The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2014 and 2013.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2014			Six months ended June 30, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$346,661	$7,419	4.32%	$320,547	$6,864	4.32%
Cash and cash equivalents	26,673	51	0.39%	3,848	1	0.05%
Federal Home Loan Bank of Boston stock and other investments	4,405	20	0.92%	2,824	8	0.57%
Total interest-earning assets	377,739	7,490	4.00%	327,219	6,873	4.24%
Non-interest-earning assets	37,961			33,323
Total assets	$415,700			$360,542

Liabilities and Equity:
Money market accounts	$61,187	127	0.42%	$53,004	112	0.43%
Savings accounts	84,972	50	0.12%	79,975	93	0.23%
Club accounts	1,420	1	0.14%	1,412	2	0.29%
Certificates of deposit	123,946	983	1.60%	121,691	1,056	1.75%
Total interest-bearing deposits	271,525	1,161	0.86%	256,082	1,263	0.99%
Borrowed funds	4,257	36	1.71%	13,255	68	1.03%
Subscriptions payable	3,358	2	0.12%	—	—	—%

Total interest bearing liabilities	279,140	1,199	0.87%	269,337	1,331	1.00%
Non-interest bearing deposits	64,889			60,323
Other liabilities	5,321			3,578
Total liabilities	349,350			333,238
Equity	66,350			27,304
Total liabilities and equity	$415,700			$360,542

Net interest income		$6,291			$5,542
Net interest rate spread(1)			3.13%			3.24%
Net interest-earning assets(2)	$98,599			$57,882

Net interest margin(3)			3.36%			3.42%
Average interest-earning assets to interest-bearing liabilities			135.32%			121.49%

(1)         Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest- bearing liabilities.

(2)         Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $281,000 was recorded to the allowance for loan losses during the six months ended June 30, 2014, an increase of $72,000 as compared to a provision of $209,000 for the six months ended June 30, 2013. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the six months ended June 30, 2014, a provision of $127,000 was recorded relating to the residential one-to four- family loan portfolio due to a combination of loan growth and due to an increase of $90,000 on specific reserves on impaired loans since December 31, 2013.  For the six months ended June 30, 2014, a provision of $64,000 was recorded related to the SBA loan portfolio, a provision of $32,000 was recorded related to the commercial real estate portfolio and a provision of $21,000 was recorded related to the construction portfolio, primarily due to loan growth.  We recorded a provision of $46,000 on the home equity portfolio during the six months ended June 30, 2014.  Net charge-offs of $44,000 on the home equity loan portfolio which were recorded during the six months ended June 30, 2014.  Home equity loans and lines of credit declined $267,000 during the six months ended June 30, 2014.

A provision of $209,000 was recorded during the six months ended June 30, 2013.  We recorded $184,000 of the provision for the six months ended June 30, 2013 related to the home equity portfolio, based on our assessment of loss history, asset quality and economic trends and charge-offs experienced in the portfolio.  During the six months ended June 30, 2013, the home equity loan portfolio had net charge-offs of $209,000.

Non-Interest income.  Non-interest income declined $757,000, or 22.3%, to $2.6 million for the six months ended June 30, 2014 from $3.4 million for the six months ended June 30, 2013.  The decrease in non-interest income was primarily the result of a decline in gains on sales of loans, net in the amount of $814,000 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  During the six months ended June 30, 2013, SBA loans totaling $2.5 million were sold for a gain of $159,000 as compared to no SBA loan sales during the six months ended June 30, 2014.  Gains on sale of mortgage loans decreased $659,000 from $1.5 million for the six months ended June 30, 2013 to $805,000 for the six months ended June 30, 2014. Mortgage loans sold during the six months ended June 30, 2013 amounted to $81.5 million as compared to $54.2 million during the six months ended June 30, 2014. The decline in mortgage loans sold was due to a combination of lower refinancing activity, impact of inclement weather on current period housing sales, and other economic factors.  A $198,000 gain in the fair value of mortgage loan commitment derivatives was recorded during the six months ended June 30, 2014 as compared to a gain of $117,000 during the six months ended June 30, 2013.

Bank-owned life insurance (“BOLI”) income increased $63,000 for the six months ended June 30, 2014, as BOLI policies were purchased in July 2013.

Non-Interest expense.  Non-interest expense increased $2.0 million, or 24.1%, to $10.3 million for the six months ended June 30, 2014 from $8.3 million for the six months ended June 30, 2013. The increase in non-interest expense was primarily due to a contribution of $1.5 million to Coastway Cares Charitable Foundation II, in connection with our initial public offering, of which $300,000 was in cash and 122,054 was from shares contributed.  Additionally, salary and employee benefits expense increased $386,000 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to $103,000 of involuntary termination benefits, $81,000 of ESOP expense which was implemented in January 2014, supplemental executive retirement plan expense of $205,000 during the six months ended June 30, 2014 as the plan was implemented beginning July 1, 2013, and general merit increases.  Partially offsetting the increases, was a decrease in the number of FTEs which was 132 employees at June 30, 2014 as compared to 146 FTEs at December 31, 2013 and 144 FTEs at June 30, 2013.

Occupancy expense increased $51,000 primarily due to additional land rental and building depreciation expense from our Lincoln branch which relocated in December 2013.  Deposit servicing expense increased $77,000 primarily due to increased debit card expenses.  Professional fees increased $137,000 to $357,000 for the six months ended June 30, 2014 as compared to $220,000 for the prior year period primarily due to additional legal, regulatory and other professional fees associated with being a public company and IT consulting expenses.  Other general and administrative expenses increased $42,000 to $863,000 for the six months ended June 30, 2014 as compared to $821,000 for the comparable period primarily due to $148,000 in roof repairs incurred during the second quarter of 2014 on the Sharpe Drive property, partially offset by a $107,000 decrease in other charitable contributions given the contribution to Coastway Cares Charitable Foundation II.

Advertising expenses decreased $45,000 to $98,000 during the six months ended June 30, 2014 as compared to $143,000 during the six months ended June 30, 2013 as a result of lower media advertising.

Income tax expense (benefit).  Income tax benefit of $632,000 was recorded for the six months ended June 30, 2014 as compared to $147,000 of income tax expense for the six months ended June 30, 2013.  The decline in income tax expense was primarily due to a reduction in pre-tax income during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  The tax benefit related to the charitable foundation contribution was $607,000.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2014.

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

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At June 30, 2014, cash and cash equivalents totaled $13.8 million.  The Corporation also has $3.0 million of certificates of deposit at June 30, 2014.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At June 30, 2014, the Bank had $23.8 million in commitments to originate loans, $15.1 million of which will be sold.  In addition to commitments to originate loans, the Bank had $63.8 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of June 30, 2014 totaled $35.6 million, or 10.3%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $24.5 million.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before June 30, 2015.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of June 30, 2014.

The Corporation’s primary investing activity is originating loans.  During the six months ended June 30, 2014 and for the year ended December 31, 2013, loan originations, net of principal repayments totaled $29.6 million, and $36.5 million, respectively. During the six months ended June 30, 2014, the Corporation also invested $3.0 million in a certificate of deposit which will mature in September 2015.

In June 2013, the Bank entered into a purchase and sale agreement for $8.8 million to purchase a new corporate headquarters building.  The Bank closed on the purchase in July 2014.  During the third quarter of 2014, the Bank will hold for sale and relocate from its current headquarters, which has a carrying value of $3.3 million at June 30, 2014.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank of Boston (FHLB) advances and IPO proceeds.  We experienced a net increase in deposits of $16.8 million and $22.1 million for the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. FHLB advances of $18.7 million were repaid during the six months ended June 30, 2014 as compared to net borrowings of $11.7 million for the year ended December 31, 2013.  Stock subscriptions of $43.4 million were converted into stockholders’ equity of $46.3 million upon the close of the IPO in January 2014.  The ESOP purchased $4.0 million of stock during the six months ended June 30, 2014.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Federal Home Loan Bank of Boston advances were $9.3 million and $28.0 million at June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014, we had the ability to borrow up to an additional $55.3 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At

June 30, 2014, the Bank had the capacity to borrow up to $17.6 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations.  As of June 30, 2014, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized,” the Bank must maintain minimum Total Capital and Tier 1 Capital ratios of 10% and 6% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of June 30, 2014 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$53,112	16.22%	$26,199	8.00%	$32,748	10.00%
Tier 1 Capital (to risk weighted assets)	$51,221	15.64%	$13,099	4.00%	$19,649	6.00%
Tier 1 leverage Capital (to average assets)	$51,221	12.60%	$16,259	4.00%	$20,323	5.00%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended June 30, 2014) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At June 30, 2014, there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended June 30, 2014.  Neither the Corporation nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Corporation’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2014.

Item 3 -                             Defaults upon Senior Securities

Not Applicable

Item 4 -                             Mine Safety Disclosures

Not Applicable

Item 5 -                             Other Information

Item 6 -     Not ApplicableExhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)
32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Net Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: August 7, 2014
	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)