Form 10-Q
period 2014-09-30
Coastway Bancorp, Inc.
filed 2014-11-06
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                                 .

For the quarterly period ended September 30, 2014

Commission File Number: 001-36263

Coastway Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-4149994
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Coastway Blvd, Warwick, Rhode Island	02886
(Address of principal executive offices)	(Zip code)

(401) 330-1600

(Registrant’s telephone number, including area code)

One Coastway Plaza, Cranston, RI 02910

(former address of principal executive offices)

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

As of November 6, 2014 there were 4,949,179 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except per share amounts)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents:
Cash and due from banks	$2,309	$2,621
Interest-earning deposits	12,124	48,898
Total cash and cash equivalents	14,433	51,519
Certificates of deposit	3,008	—
Federal Home Loan Bank stock, at cost	2,363	2,694
Loans, net of allowance for loan losses of $1,935 and $1,656, respectively	367,667	328,576
Loans held for sale	13,596	8,648
Premises and equipment, net	31,940	25,584
Accrued interest receivable	1,164	1,094
Real estate held for sale	5,718	3,515
Foreclosed real estate	735	1,580
Bank-owned life insurance	4,153	4,059
Net deferred tax asset	1,294	440
Other assets	5,409	4,969
Total assets	$451,480	$432,678

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$272,538	$266,165
Non-interest-bearing	71,564	63,751
Total deposits	344,102	329,916
Borrowed funds	33,300	28,000
Stock subscriptions	—	43,398
Accrued expenses and other liabilities	3,684	3,525
Total liabilities	381,086	404,839

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,949,179 issued and outstanding at September 30, 2014	49	—
Additional paid-in capital	47,523	—
Retained earnings	26,857	28,034
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,840)	—
Accumulated other comprehensive loss	(195)	(195)
Total stockholders’ equity	70,394	27,839
	$451,480	$432,678

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands except per share amounts)	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$3,942	$3,523	$11,361	$10,387
Other interest income	35	5	106	14
Total interest income	3,977	3,528	11,467	10,401
Interest expense:
Interest on deposits	573	616	1,736	1,879
Interest on borrowed funds	26	30	62	98
Total interest expense	599	646	1,798	1,977
Net interest income	3,378	2,882	9,669	8,424
Provision for loan losses	115	129	396	338
Net interest income after provision for loan losses	3,263	2,753	9,273	8,086
Non-interest income:
Customer service fees	797	780	2,301	2,256
Gain on sales of loans, net	575	518	1,573	2,330
Bank-owned life insurance income	31	27	94	27
Other income	32	37	107	145
Total non-interest income	1,435	1,362	4,075	4,758
Non-interest expense:
Salary and employee benefits	2,117	2,218	6,520	6,235
Occupancy and equipment	726	608	1,956	1,786
Data processing	352	378	1,132	1,111
Deposit servicing	199	188	570	482
Professional fees	153	123	510	343
Foreclosed real estate	18	34	188	329
Impairment loss on real estate held for sale	706	—	1,099	482
FDIC insurance assessment	86	86	249	240
Advertising	75	86	173	229
Contribution to Coastway Cares Charitable Foundation II	—	—	1,521	—
Other general and administrative	367	346	1,229	1,167
Total non-interest expense	4,799	4,067	15,147	12,404
Income (loss) before income taxes	(101)	48	(1,799)	440
Income tax expense (benefit)	10	40	(622)	187
Net income (loss) and comprehensive income (loss)	$(111)	$8	$(1,177)	$253
Weighted average shares outstanding (basic and diluted)	4,563,165	N/A	N/A	N/A
Earnings (loss) per common share (basic and diluted)	$(0.02)	N/A	N/A	N/A

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2014

(Unaudited)

			Additional		Unearned	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Compensation-	Comprehensive	Stockholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity

Balance at December 31, 2013	—	$—	$—	$28,034	$—	$(195)	$27,839
Net loss and comprehensive loss	—	—	—	(1,177)	—	—	(1,177)
Issuance of common stock for initial public offering, net of expenses of $1,926	4,827,125	48	46,297	—	—	—	46,345
Issuance of common stock to Coastway Cares Charitable Foundation II	122,054	1	1,220	—	—	—	1,221
Common stock purchased by the ESOP (395,934 shares)	—	—	—	—	(3,959)	—	(3,959)
ESOP shares committed to be allocated (11,878 shares)			6		119		125
Balance at September 30, 2014	4,949,179	$49	$47,523	$26,857	$(3,840)	$(195)	$70,394

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,177)	$253
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	396	338
Loans originated for sale	(102,795)	(134,074)
Principal balance of loans sold	97,728	133,658
Gain on sale of portfolio loans sold	—	(159)
Loss on loans held for sale transferred to portfolio	—	28
Amortization of deferred loan costs	492	365
Loss on foreclosed real estate	129	230
Impairment loss on real estate held for sale	1,099	482
Depreciation and amortization expense	797	715
Bank-owned life insurance income	(94)	(27)
Deferred income tax expense (benefit)	(854)	(154)
Issuance of common stock to Coastway Cares Charitable Foundation II	1,221	—
ESOP expense	125	—
Net change in:
Accrued interest receivable	(70)	3
Prepaid FDIC insurance assessment	—	336
Other, net	(281)	(601)
Net cash provided (used) by operating activities	(3,284)	1,393
Cash flows from investing activities:
Purchase of certificates of deposit	(3,008)	—
Purchase of bank-owned life insurance	—	(4,000)
Proceeds from redemption of FHLB stock	331	342
Loan originations and purchases, net of principal payments	(40,274)	(25,580)
Proceeds from portfolio loans sold	—	4,590
Proceeds from sale of foreclosed real estate	1,130	975
Purchases of premises and equipment	(10,455)	(2,389)
Net cash used by investing activities	(52,276)	(26,062)
Cash flows from financing activities:
Net increase in deposits	14,186	30,691
Net change in short-term borrowed funds	6,000	(4,000)
Repayments of long-term borrowed funds	(700)	(1,343)
Issuance of common stock for initial public offering	46,345	—
Conversion of stock subscriptions to common stock	(43,398)	—
Purchase of common stock by ESOP	(3,959)	—
Net cash provided (used) by financing activities	18,474	25,348
Net change in cash and cash equivalents	(37,086)	679
Cash and cash equivalents at beginning of period	51,519	7,020
Cash and cash equivalents at end of period	$14,433	$7,699
Supplemental cash flow information:
Interest paid on deposits	$1,740	$1,880
Interest paid on borrowed funds	62	102
Income taxes paid	202	602
Supplemental non-cash information:
Loans transferred to foreclosed real estate	414	270
Loans held for sale transferred to portfolio loans	119	874
Real estate transferred from real estate held for investment to real estate held for sale	—	1,354
Real estate transferred from premises and equipment to real estate held for sale	3,302	2,643

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and valuation of real estate held for sale.

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of September 30, 2014, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

(2)                                 Certificates of Deposit

At September 30, 2014, investments in certificates of deposit amounting to $3.0 million with an interest rate of 0.65% mature on September 13, 2015.  Certificates of deposit are carried at cost which approximates fair value.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(3)                                 Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Residential real estate mortgage loans:
1-4 family	$122,604	$98,180
Home equity loans and lines of credit	81,758	83,334
Total residential real estate mortgage loans	204,362	181,514

Commercial:
Commercial real estate	100,275	91,609
Commercial business	7,539	8,301
Commercial construction	9,124	7,099
SBA	44,384	38,004
Total commercial loans	161,322	145,013
Consumer	1,450	1,672
Total loans	367,134	328,199

Allowance for loan losses	(1,935)	(1,656)
Net deferred loan costs	2,468	2,033
Loans, net	$367,667	$328,576

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk weightings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2014.

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

The following tables present the credit risk profile by internally assigned risk rating category at the dates indicated:

	September 30, 2014
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$95,966	$7,468	$5,220	$38,738	$147,392
Loans rated 5.5	3,121	—	3,600	2,095	8,816
Loans rated 6	82	—	—	504	586
Loans rated 7	1,106	71	304	2,655	4,136
Loans rated 8	—	—	—	392	392
	$100,275	$7,539	$9,124	$44,384	$161,322

	December 31, 2013
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$88,578	$7,898	$5,926	$30,723	$133,125
Loans rated 5.5	2,858	168	—	2,493	5,519
Loans rated 6	—	—	—	1,007	1,007
Loans rated 7	173	235	1,173	3,622	5,203
Loans rated 8	—	—	—	159	159
	$91,609	$8,301	$7,099	$38,004	$145,013

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present past due loans as of the dates indicated.

September 30, 2014

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$—	$172	$2,018	$2,190	$—	$6,426
Home equity loans and lines of credit	434	109	78	621	—	288
Commercial real estate	—	82	—	82	—	—
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	65	771	836	—	787
Consumer	14	—	—	14	—	—
Total gross loans	$448	$428	$2,867	$3,743	$—	$7,501

December 31, 2013

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$925	$1,573	$1,035	$3,533	$—	$4,790
Home equity loans and lines of credit	294	—	53	347	—	158
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	1,131	81	977	2,189	—	1,508
Consumer	19	—	—	19	—	3
Total gross loans	$2,369	$1,654	$2,065	$6,088	$—	$6,459

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

September 30, 2014

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$7,633	$7,448	$3,973	$3,475	$212
Home equity loans & lines of credit	677	587	334	253	64
SBA	1,825	1,804	1,567	237	8
Consumer	26	26	10	16	4
Total	$10,161	$9,865	$5,884	$3,981	$288

December 31, 2013

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$6,660	$6,499	$3,689	$2,810	$94
Home equity loans & lines of credit	548	359	104	255	66
SBA	2,755	2,681	1,764	917	34
Consumer	33	33	13	20	7
Total	$9,996	$9,572	$5,570	$4,002	$201

Of the $1.8 million and $2.7 million of impaired SBA loans at September 30, 2014 and at December 31, 2013, guaranteed portions of such loans amounted to $1.5 million and $2.3 million, respectively.

The following tables present the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$7,210	$60	$6,895	$29
Home equity loans & lines of credit	546	9	535	5
Commercial real estate	—	—	37	—
SBA	2,009	21	2,332	17
Consumer	26	—	37	—
Total	$9,791	$90	$9,836	$51

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$6,944	$193	$6,810	$164
Home equity loans & lines of credit	438	17	686	25
Commercial real estate	—	—	37	—
SBA	2,219	132	2,178	49
Consumer	28	—	30	1
Total	$9,629	$342	$9,741	$239

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

Total TDR loans, included in impaired loans as of September 30, 2014 and December 31, 2013 were $7.1 million and $6.6 million, respectively.  TDR loans on accrual status amounted to $2.4 million and $3.1 million at September 30, 2014 and December 31, 2013, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	1	$328	$328	6	$1,979	$1,979
Home equity and lines	1	100	100	1	100	100
SBA	—	—	—	2	34	34
Total	2	$428	$428	9	$2,113	$2,113

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	4	$878
SBA	1	9	1	9
Total	1	$9	5	$887

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	2	$321	$321	6	$1,297	$1,297
Home equity and lines	—	—	—	1	25	25
SBA	1	85	85	2	215	215
Consumer	—	—	—	2	13	13
Total	3	$406	$406	11	$1,550	$1,550

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	$4	$174	7	$2,360
Home equity and lines of credit	—	—	1	25
SBA	—	—	1	39
Consumer	—	—	1	12
Total	$4	$174	10	$2,436

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended September 30, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at June 30, 2014	$592	$607	$353	$30	$45	$250	$14	$1,891
Provision (credit)	104	17	8	(3)	(12)	4	(3)	115
Loans charged-off	(24)	(43)	—	—	—	(19)	(3)	(89)
Recoveries	1	11	—	—	—	1	5	18
Allowance at September 30, 2014	$673	$592	$361	$27	$33	$236	$13	$1,935

Three Months Ended September 30, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at June 30, 2013	$416	$649	$283	$28	$20	$185	$16	$1,597
Provision (credit)	40	59	2	(1)	3	26	—	129
Loans charged-off	—	(130)	—	—	—	(5)	—	(135)
Recoveries	3	3	—	—	—	9	2	17
Allowance at September 30, 2013	$459	$581	$285	$27	$23	$215	$18	$1,608

Nine Months Ended September 30, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2013	$462	$605	$321	$29	$24	$197	$18	$1,656
Provision (credit)	231	63	40	(2)	9	68	(13)	396
Loans charged-off	(76)	(99)	—	—	—	(33)	(3)	(211)
Recoveries	56	23	—	—	—	4	11	94
Allowance at September 30, 2014	$673	$592	$361	$27	$33	$236	$13	$1,935

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Nine Months Ended September 30, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2012	$393	$674	$261	$25	$11	$185	$20	$1,569
Provision (credit)	56	243	24	2	12	1	—	338
Loans charged-off	—	(345)	—	—	—	(13)	(15)	(373)
Recoveries	10	9	—	—	—	42	13	74
Allowance at September 30, 2013	$459	$581	$285	$27	$23	$215	$18	$1,608

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

September 30, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$212	$64	$—	$—	$—	$8	$4	$288
Allowance for non-impaired loans	461	528	361	27	33	228	9	1,647
Total	$673	$592	$361	$27	$33	$236	$13	$1,935
Impaired loans	$7,448	$587	$—	$—	$—	$1,804	$26	$9,865
Non-impaired loans	115,156	81,171	100,275	7,539	9,124	42,580	1,424	357,269

Total loans	$122,604	$81,758	$100,275	$7,539	$9,124	$44,384	$1,450	$367,134

December 31, 2013

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$94	$66	$—	$—	$—	$34	$7	$201
Allowance for non-impaired loans	368	539	321	29	24	163	11	1,455
Total	$462	$605	$321	$29	$24	$197	$18	$1,656
Impaired loans	$6,499	$359	$—	$—	$—	$2,681	$33	$9,572
Non-impaired loans	91,681	82,975	91,609	8,301	7,099	35,323	1,639	318,627

Total loans	$98,180	$83,334	$91,609	$8,301	$7,099	$38,004	$1,672	$328,199

(4)                                 Employee Benefits

Supplemental Retirement Agreements

Effective July 1, 2013, the Bank entered into supplemental retirement agreements (“SERP”) with six executive officers, which provide for payments upon attaining the retirement age specified in the agreements.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally vest as they are accrued; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three and nine months ended September 30, 2014, SERP expense totaled $102,000 and $307,000, respectively.  During the three and nine months ended September 30, 2013, SERP expense totaled $79,000.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Defined Benefit Pension Plan

The Corporation’s defined benefit pension plan was amended in 1993 to freeze benefits at the amount earned as of April 15, 1993.  Pension expense (income) totaled ($5,500) and $12,000 for the three months ended September 30, 2014 and 2013, respectively.  Pension expense (income) totaled ($19,000) and $35,000 for the nine months ended September 30, 2014 and 2013, respectively. The Bank does not expect to make a contribution for the plan year ending December 31, 2014.

Employee Stock Ownership Plan

The Corporation maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Corporation stock.  This plan is a tax-qualified retirement plan for the benefit of all Corporation employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of September 30, 2014, the ESOP holds 395,934 shares, or 8% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the rate of the prime rate, as published in The Wall Street Journal, which is currently 3.25% per annum.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends if paid in the future on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

September 30, 2014

Allocated	—
Committed to be allocated	11,878
Unallocated	384,056
395,934

The fair value of unallocated shares was approximately $4.1 million at September 30, 2014.

Total compensation expense recognized in connection with the ESOP for the three and nine months ended September 30, 2014 was $44,000 and $125,000, respectively.

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

Termination Benefits

During the second quarter of 2014, the Corporation offered termination benefits of $103,000 to certain employees who were involuntarily terminated.  The expense related to the termination benefits were recorded as a component of salaries and employee benefits expense in accordance with FASB Accounting Standards Codification ASC Topic 420 Exit or Disposal Cost Obligations.  The affected employees are not required to render any additional services to receive termination benefits.  The benefits are being paid weekly over varying periods up to 20 weeks.  During the three months ended September 30, 2014, of the $103,000 of termination expense recorded, $42,000 was paid, and no amount remains unpaid.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(5)                                 Earnings per Common Share

Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of September 30, 2014.  Earnings (loss) per share is not presented for the nine months ended September 30, 2014 or for any period in 2013 as common shares had not been outstanding during the entire period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings (loss) per common share have been computed as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except per share amounts)	2014	2013	2014	2013
Net income (loss) applicable to common stock	$(111)	$8	$(1,177)	$253

Average number of common shares outstanding	4,949,179	N/A	N/A	N/A
Less: Average unallocated ESOP shares	(386,014)	N/A	N/A	N/A

Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	4,563,165	N/A	N/A	N/A
Earnings (loss) per share	$(0.02)	N/A	N/A	N/A

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,	December 31,
	2014	2013
	(In thousands)

Commitments to grant loans	$15,041	$12,858
Commitments to originate loans to be sold	11,161	7,150
Unfunded commitments under home equity lines of credit	47,411	46,456
Unfunded commitments under commercial lines of credit	12,834	11,315
Unfunded commitments under SBA lines of credit	4,329	3,601
Unadvanced funds on construction loans	912	3,812

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

With a best efforts contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).  Forward commitments to sell loans totaled $24.4 million and $15.7 million at September 30, 2014 and December 31, 2013, respectively.

The following table presents the fair values of derivative instruments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value

September 30, 2014

Derivative loan commitments	Other assets	$120	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	8

Total derivatives not designated as hedging instruments		$120		$8

December 31, 2013

Derivative loan commitments	N/A	$—	Other liabilities	$4
Forward loan sale commitments	Other assets	248	N/A	—

Total derivatives not designated as hedging instruments		$248		$4

The following table presents information pertaining to the gains and losses on Bank’s derivative instruments not designated as hedging instruments:

(Dollars in Thousands) Derivatives Not Designated As Hedging	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
Instruments	Gain/(Loss)	2014	2013	2014	2013

Derivative loan commitments	Gain (loss) on sales of loans, net	$(288)	$1,512	$351	$95
Forward loan sale commitments	Gain (loss) on sales of loans, net	185	1,710	(256)	(176)
		$(103)	$(198)	$95	$(81)

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Loss Contingencies

In October 2013, management was notified of a claim made related to a loan application management services contract pertaining to monthly user fees which had not been invoiced over the term of such contract.  The company making the claim acquired the application provider in early 2013.  The claim was for $178,000, covering a multi-year period of fees, though invoices and other communications from such company and/or its predecessor indicated balances due from the Bank, which did not include the fees in question, represented all open invoices or all amounts past due.  There is no longer a claim for the $178,000.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Derivative loan commitments	$—	$—	$120
Liabilities measured on a recurring basis:
Forward loan sale commitments	—	—	8
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	1,379
Foreclosed real estate	—	—	735
Real estate held for sale	—	1,887	3,831

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Forward loan sale commitments	$—	$—	$248
Liabilities measured on a recurring basis:
Derivative loan commitments	—	—	4
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	987
Foreclosed real estate	—	—	1,170
Real estate held for sale	—	—	3,515

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three and nine months ended September 30, 2014 or the year ended December 31, 2013, other than the transfer of one property classified as real estate held for sale, which was transferred out of level 3 to level 2 as a result of entering into a Purchase & Sale Agreement as described below.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss. Losses on collateral dependent impaired loans for the three months ended September 30, 2014 and 2013, totaled $157,000 and $91,000, respectively and $257,000 and $220,000 for the nine months ended September 30, 2014 and 2013 respectively.  The losses represent the amount of write-downs during the period on assets held at period end.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is recorded at the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.  Losses on foreclosed real estate for assets held at period end for the three months ended September 30, 2014 and 2013 totaled $91,000 and $11,000, respectively, and $129,000 and $230,000 for the nine months ended September 30, 2014 and 2013, respectively.  The Bank sold a foreclosed property on July 1, 2014, and received net proceeds of $1.1 million.  A write-down of $40,000 had been recorded on this property upon entering into the Purchase & Sale Agreement in the second quarter of 2014.

Write-downs on real estate held for sale during the three and nine months ended September 30, 2014 and 2013 totaled $706,000 and $393,000, and $1.1 million and $482,000 respectively.  On May 31, 2014, the Bank entered into a Purchase & Sale Agreement to sell a property classified as real estate held for sale for a net sales price of $1.8 million resulting in a $393,000 impairment loss.  The sale, closed on October 30, 2014, and was financed by the Bank.  The borrower provided a sufficient down payment in accordance with Accounting Standards Codification Topic 360.  The loan was made at market terms.  During the third quarter of 2014, the Bank reclassified its prior corporate headquarters into real estate held for sale and recorded an impairment loss of $706,000, based upon a current appraised value, less estimated cost to sell.

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

The table below presents for the three and nine months ended September 30, 2014 and 2013, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Three months ended September 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$96	$1,370
Total realized and unrealized gains (losses) included in net income	(103)	(198)
Settlements and closed loans	119	(1,093)
Balance at end of period	$112	$79
Total unrealized gains (losses) relating to instruments still held at period end	$112	$79

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$244	$201
Total realized and unrealized gains included in net income	95	(81)
Settlements and closed loans	(227)	(41)
Balance at end of period	$112	$79
Total unrealized gains relating to instruments still held at period end	$112	$79

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

September 30, 2014

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:

Derivative loan commitments	$120	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	99.14-107.96%
Liabilities measured on a recurring basis:

Forward loan sale commitments	8	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	99.13-108.35%
Assets measured on a non-recurring basis:

Impaired loans (collateral dependent)	1,379	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%

Foreclosed real estate	735	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%

Real estate held for sale	3,831	Appraisal of collateral	Selling costs	5-6%

December 31, 2013

Assets measured on a recurring basis:

Forward loan sale commitments	$248	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	94.55-106.16%
Liabilities measured on a recurring basis:

Derivative loan commitments	4	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	95.28-106.16%
Assets measured on a non-recurring basis:

Impaired loans (collateral dependent)	987	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%

Foreclosed real estate	1,170	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%

Real estate held for sale	3,515	Appraisal of collateral	Selling costs	5%

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

The estimates of fair value of financial instruments were based on information available at September 30, 2014 and December 31, 2013 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2014 (unaudited)		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$367,667	$369,931	$—	$—	$369,931
Loans held for sale	13,596	13,638	—	—	13,638
FHLB stock	2,363	2,363	—	—	2,363
Financial liabilities:
Certificates of deposit	119,793	121,793	—	121,793	—
Borrowed funds	33,300	33,314	—	33,314	—

	December 31, 2013		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$328,576	$327,618	$—	$—	$327,618
Loans held for sale	8,648	8,690	—	—	8,690
FHLB stock	2,694	2,694	—	—	2,694
Financial liabilities:
Certificates of deposit	125,410	127,528	—	127,528	—
Borrowed funds	28,000	28,021	—	28,021	—

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

Accounting Policies/Critical Accounting Estimates

As discussed in the 2013 consolidated financial statements included in the Corporation’s annual report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of deferred tax assets. The Corporation has not changed its significant accounting and reporting policies from those disclosed in its 2013 consolidated financial statements, other than making the valuation of real estate held for sale a critical accounting policy and estimate in 2014.  When real estate is determined to be held for sale, it is recorded at the lower of estimated fair value less estimated costs to sell.  The fair value less costs to sell is determined based on current appraisals that utilize prices in observed transactions involving similar assets or estimated selling price less cost to sell.  Appraisals of the underlying properties are critical in determining the valuation of real estate held for sale.  Impairment losses during the year represent write-downs from the properties’ carrying value to fair value less estimated costs to sell.

Overview

The Corporation’s earnings are largely dependent on net interest income which is the difference between interest earned on loans, certificates of deposit and FHLB stock, and cash and cash equivalents, and the cost of funding (primarily deposits and borrowed funds).  The re-pricing frequency of the Corporation’s assets and liabilities are not identical, and therefore subject the Corporation to the risk of adverse changes in interest rates.  The Corporation’s earnings are also dependent on the gains on sale of loans, net, which is volatile.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale.  Weak or deteriorating economic conditions also tend to reduce loan demand.  The Corporation’s operating expenses are high as a percentage of net interest income and non-interest income, due to the increase in personnel, prior branch growth and related occupancy expenses as we positioned the Corporation for future growth.

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

Net loss was $111,000 for the three months ended September 30, 2014 as compared to net income of $8,000 for the three months ended September 30, 2013.  Net loss for the three months ended September 30, 2014 was primarily attributable to an impairment loss on real estate held for sale of $706,000 ($466,000 net of tax) upon reclassifying the previous corporate headquarters to real estate held for sale as a result of moving to a new location for our headquarters.  The financial results for the three months ended September 30, 2014 was favorably impacted due to a $419,000 increase in interest and fees on loans principally due to a $43.4 million increase in average loans and loans held for sale outstanding; a $43,000 reduction in interest expense on deposits primarily due to a 9 basis point reduction in the average cost of deposits; an increase in gains on sales of loans, net of $57,000; and a decrease in salary and employee benefits expense of $101,000.  The decrease in salary and employee benefits expense was primarily due to a decrease in full time equivalents (“FTEs”).  The number of FTEs was 133 employees at September 30, 2014 as compared to 146 FTEs at December 31, 2013 and 144 FTEs at September 30, 2013. Partially offsetting the impact of lower FTEs in salary and benefits expense for the three months ended September 30, 2014 was the impact of ESOP expense of $44,000 as the plan went into effect in January 2014, an increase in supplemental executive retirement plan expense of $23,000, and general merit increases.  Non-interest expense was also impacted by an increase of $118,000 in occupancy and equipment primarily due to increased costs associated with the new corporate headquarters and $30,000 in professional fees primarily due to higher legal, regulatory and professional fees associated with being a public company.

Net loss was $1.2 million for the nine months ended September 30, 2014 as compared to net income of $253,000 for the nine months ended September 30, 2013.  Net income decreased primarily due to the $1.5 million contribution ($914,000, net of income taxes) on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock, as well as a decline in gains on sales of loans of $757,000.  Excluding the net of income tax impact of the contribution to the charitable foundation, net loss for the nine months ended September 30, 2014 would have been $263,000, or a decrease of $516,000 from net income of $253,000 for the nine months ended September 30, 2013.  Net loss for the nine months ended September 30, 2014 as compared to the same period in 2013 were primarily attributable to an increase in impairment loss on real estate held for sale of $706,000 upon reclassifying the previous corporate headquarters to real estate held for sale as a result of moving to a new location for our headquarters, an increase in the provision for loan losses of $58,000 and an increase of $605,000 in non-interest expense, excluding the $1.5 million charitable foundation contribution and impairment loss on real estate held for sale, partially offset by an increase in net interest income of $1.2 million and a decline in income tax expense of $809,000.  Net interest income increased primarily due to a $40.1 million increase in the average balance of net-interest earning assets.  In addition, gains on sales of loans, net decreased $757,000 from $2.3 million for the nine months ended September 30, 2013 to $1.6 million for the nine months ended September 30, 2014.  Mortgage loans sold during the nine months ended September 30, 2013 amounted to $133.7 million at a net gain of $2.2 million as compared to $97.7 million of mortgage loans sold during the nine months ended September 30, 2014 at a net gain of $1.6 million.  The decline in mortgage loans sold was due to a combination of lower refinancing activity, the impact of inclement weather on housing sales during the first several months of 2014, and other economic factors.  A $95,000 gain in the fair value of mortgage loan commitment derivatives was recorded during the nine months ended September 30, 2014 as compared to a loss of $81,000 for the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, SBA loans totaling $2.5 million were sold for a net cash gain of $159,000 as compared to no SBA loan sales during the nine months ended September 30, 2014.  The increase in non-interest expense excluding the impairment loss on real estate held for sale was primarily due to increases in salary and employee benefits expense of $285,000 due to involuntary termination benefits of $103,000, ESOP expense of $125,000, an increase in supplemental executive retirement plan expense of $228,000 during the nine months ended September 30, 2014 as the plan was implemented beginning July 1, 2013, and general merit increases.  Partially offsetting these increases, was the reduction in the number of FTEs to 133 employees at September 30, 2014 from 146 FTEs at December 31, 2013 and 144 FTEs at September 30, 2013.  Non-interest expense was also impacted by an increase of $170,000 in occupancy and equipment expense primarily due to increased costs associated with the new corporate headquarters and the additional costs related to our Lincoln branch which relocated in December 2013; and $167,000 increase in professional fees primarily due to higher legal, regulatory and professional fees related to operating as a public company and due to IT consulting costs.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets.  Total assets increased $18.8 million, or 4.4%, to $451.5 million at September 30, 2014 from $432.7 million at December 31, 2013 primarily due to loan growth of $38.9 million and an increase in loans held for sale of $4.9 million, funded by a $37.1 million decline in cash and cash equivalents.  Cash and cash equivalents at December 31, 2013 included $43.4 million of cash received for stock subscriptions.  Total loans (excluding loans held for sale) increased $38.9 million, or 11.9%, to $367.1 million at September 30, 2014 from $328.2 million at December 31, 2013.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $24.4 million, or 24.9%, an increase in SBA loans of $6.4 million, or 16.8%, and an increase in commercial real estate loans of $8.7 million, or 9.5%.  Residential one- to four-family loan growth was due to a combination of both loan originations, as well as loan purchases of $6.5 million from third parties, which the Bank re-underwrites in accordance with the Bank’s own policies.  The growth in commercial real estate was due to organic growth.

Loans

A summary of the balances of loans are as follows:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$122,604	33.40%	$98,180	29.92%
Home equity loans and lines of credit	81,758	22.27	83,334	25.39
Commercial real estate	100,275	27.31	91,609	27.91
Commercial business	7,539	2.05	8,301	2.53
Commercial construction	9,124	2.49	7,099	2.16
SBA loans	44,384	12.09	38,004	11.58
Consumer	1,450	0.39	1,672	0.51

Total loans	367,134	100.00%	328,199	100.00%
Net deferred loan costs	2,468		2,033
Allowance for loan losses	(1,935)		(1,656)

Total loans, net	$367,667		$328,576

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $14.2 million, or 4.3%, to $344.1 million at September 30, 2014 from $329.9 million at December 31, 2013, primarily as a result of an increase in the balance of non-interest bearing demand deposit accounts of $7.8 million, or 12.3%, an increase of $4.7 million in money market accounts, or 8.0%, and an increase of $7.3 million in the balance of savings and interest bearing demand deposit accounts, or 9.2%, partially offset by a decrease in the balance of certificates of deposit of $5.6 million, or 4.5%. Customers have generally continued to maintain funds in more liquid deposit accounts in periods of low interest rates.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$71,564	20.80%	$63,751	19.32%
Money market accounts	63,940	18.58	59,210	17.95
Savings and interest bearing demand deposit accounts	87,269	25.36	79,931	24.23
Club accounts	1,536	0.45	1,614	0.49
Total transaction accounts	224,309	65.19	204,506	61.99
Certificates of deposit	119,793	34.81	125,410	38.01
Total deposits	$344,102	100.00%	$329,916	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston as an alternate funding source. Borrowed funds at September 30, 2014 totaled $33.3 million as compared to $28.0 million at December 31, 2013, an increase of $5.3 million.  Borrowed funds at September 30, 2014 were comprised of $32.0 million of short-term advances at 0.21% and $1.3 million in long-term advances at a weighted average rate of 4.04% as compared to overnight advances of $26.0 million at December 31, 2013 at a weighted average rate of 0.28% and long-term advances of $2.0 million at December 31, 2013 at a weighted average rate of 3.97%. The decrease in long-term advances in 2014 of $700,000 was due to maturities.  The increase in short-term advances during the nine months ended September 30, 2014 was to fund loan growth.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $70.4 million at September 30, 2014 from total retained earnings of $27.8 million at December 31, 2013.  The increase in stockholders’ equity was due to IPO net proceeds of $46.3 million, and issuance of stock to Coastway Cares Charitable Foundation II of $1.2 million, net of $3.8 million in unearned compensation for the ESOP partially offset by a net loss of $1.2 million.

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

Loans are classified as troubled debt restructures when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modifications of the terms of such loans were one or more of the following:  a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payment added to the principal of the loan.  Loans on nonaccrual status at the date of modification are initially classified as non-accruing troubled debt restructurings.  Troubled debt restructured loans may be returned to accrual status after a period of satisfactory payment performance and reasonable future payment performance under the terms of the restructuring is assured.  Satisfactory payment performance is generally six months of current payments.

Non-performing loans increased to $7.5 million, or 2.04% of total loans at September 30, 2014, from $6.5 million, or 1.97% of total loans, at December 31, 2013 primarily due to a $1.6 million increase in non-performing one- to four-family residential loans.  A residential one- to four-family loan with a balance of $669,000 was moved from the accruing troubled debt restructured category at December 31, 2013 into the non-accruing troubled debt restructured loan category during the first quarter of 2014.  A $592,000 non-accrual one-to four-family residential loan was modified during the second quarter of 2014 and included in the non-accruing troubled debt restructured loans at September 30, 2014.  Three other loans totaling $882,000 were added to the one-to four-family non-accruing loans category during the nine months ended September 30, 2014.  A $414,000 one-to four-family loan was reclassified from the non-accrual category into foreclosed real estate during the second quarter of 2014.  Partially offsetting the increase in non-performing residential one- to four-family loans, was a decrease of $360,000 in SBA non-performing loans primarily due to the full repayment of a loan with a carrying value of $439,000.

Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is recorded at fair value less costs to sell.  In May 2014, the Bank entered into a Purchase & Sale Agreement to sell a foreclosed property with a carrying value at June 30, 2014 of $1.1 million.  A loss of $40,000 was recorded during the three months ended June 30, 2014.  The sale closed in July 2014.  A residential one-to four- family property of $414,000 was reclassified from non-accrual loans into foreclosed real estate during the second quarter of 2014.  There were no additional loans transferred to foreclosed real estate during the third quarter of 2014.

Non-performing assets increased $197,000 during the nine months ended September 30, 2014 to $8.2 million at September 30, 2014 from $8.0 million at December 31, 2013 due to the increase in non-performing loans offset by the sale of one foreclosed real estate property discussed above.

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

(Dollars in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$2,013	$1,913
Home equity loans and lines of credit	264	134
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	507	868
Commercial construction loans	—	—
Consumer loans	—	3
Total nonaccrual loans	2,784	2,918
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	4,413	2,877
Home equity loans and lines of credit	24	24
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	280	640
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	4,717	3,541
Total nonperforming loans	7,501	6,459
Foreclosed real estate:
1-4 family	735	1,580
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	735	1,580
Total nonperforming assets	$8,236	$8,039

Total accruing troubled debt restructured loans	$2,364	$3,112
Delinquent loans 60 — 89 days past due	$428	$1,654
Loans 60-89 days past due to total loans	0.12%	0.50%
Ratios:
Non-performing loans to total loans	2.04%	1.97%
Non-performing assets to total assets	1.82%	1.86%

For the three and nine months ended September 30, 2014 and for the year ended December 31, 2013, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $83,000, $214,000 and $356,000, respectively.  The amount that was included in interest income on such loans totaled $63,000, $182,000 and $186,000 for the three and nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

Classification of Loans

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

In accordance with our loan policy, we regularly review the problem loans in our commercial and SBA portfolios to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or if the loan possesses weaknesses although currently performing.  If a loan deteriorates in asset quality the classification is changed to “special mention”, “substandard” “doubtful” or “loss” depending on the circumstances and the evaluation.  Based on this review, we classified or held as special mention the following loans as of the date indicated:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Special mention	$586	$1,007
Substandard	4,136	5,203
Doubtful	392	159
Loss	—	—
Total classified and special mention loans	$5,114	$6,369

The level of classified and special mention loans decreased by $1.3 million to $5.1 million at September 30, 2014 from $6.4 million at December 31, 2013 principally due to repayments on two loans previously classified as “substandard” and due to the upgrade of one loan to pass previously classified as special mention.

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

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$1,891	$1,597	1,656	$1,569
Provision for loan losses	115	129	396	338
Charge-offs:
Residential 1-4 family	(24)	—	(76)	—
Home equity loans and lines of credit	(43)	(130)	(99)	(345)
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	(19)	(5)	(33)	(13)
Commercial construction	—	—	—	—
Consumer	(3)	—	(3)	(15)
Total charge-offs	(89)	(135)	(211)	(373)
Recoveries on charged-off loans
Residential 1-4 family	1	3	56	10
Home equity loans and lines of credit	11	3	23	9
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	1	9	4	42
Commercial construction	—	—	—	—
Consumer	5	2	11	13
Total recoveries	18	17	94	74
Net (charge-offs) recoveries	(71)	(118)	(117)	(299)
Balance at end of period	$1,935	$1,608	$1,935	$1,608
Annualized net loans (charge-offs) recoveries to average loans outstanding	(0.08)%	(0.13)%	(0.04)%	(0.12)%
Allowance for loan losses to non-performing loans at end of period	25.80%	24.58%	25.80%	24.58%
Allowance for loan losses to total loans at end of period	0.53%	0.51%	0.53%	0.51%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013.

General.  Net loss was $111,000 for the three months ended September 30, 2014 as compared to a net income of $8,000 for the three months ended September 30, 2013.  Net loss for the three months ended September 30, 2014 was primarily attributable to an impairment loss on real estate held for sale of $706,000 ($466,000 net of tax) upon reclassifying the previous corporate headquarters to real estate held for sale as a result of moving to a new location for our headquarters.  The financial results for the three months ended September 30, 2014 was favorably impacted due to a $419,000 increase in interest and fees on loans principally due to a $43.4 million increase in average loans and loans held for sale outstanding; a $43,000 reduction in interest expense on deposits primarily due to a 9 basis point reduction in the average cost of deposits; an increase in gains on sales of loans, net of $57,000; and a decrease in salary and employee benefits expense of $101,000.  The decrease in salary and employee benefits expense was primarily due to a decrease in full time equivalents (“FTEs”).  The number of FTEs was 133 employees at September 30, 2014 as compared to 146 FTEs at December 31, 2013 and 144 FTEs at September 30, 2013. Partially offsetting the impact of lower FTEs in salary and benefits expense for the three months ended September 30, 2014 was the impact of ESOP expense of $44,000 as the plan went into effect in January 2014, an increase in supplemental executive retirement plan expense of $23,000, and general merit increases.  Non-interest expense was also impacted by an increase of $118,000 in occupancy and equipment primarily due to increased costs associated with the new corporate headquarters and

$30,000 in professional fees primarily due to higher legal, regulatory and professional fees associated with being a public company.

Interest Income.  Interest income increased $449,000, or 12.7%, to $4.0 million for the three months ended September 30, 2014 from $3.5 million for the three months ended September 30, 2013.  The increase reflected an increase in the average balance of interest-earning assets of $55.7 million to $396.0 million for the three months ended September 30, 2014 as compared to $340.2 million for the three months ended September 30, 2013, partially offset by a decrease in the average yield on interest-earning assets to 3.98% for the three months ended September 30, 2014 as compared to 4.11% for the three months ended September 30, 2013.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $419,000, or 11.9%, to $3.9 million for the three months ended September 30, 2014 from $3.5 million for the three months ended September 30, 2013.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $43.4 million to $375.2 million for the three months ended September 30, 2014 as compared to $331.8 million for the three months ended September 30, 2013.  The increase in our average balance of loans was principally due to the growth in our commercial real estate and residential one-to four- family loans during the three months ended September 30, 2014.

Interest Expense. Interest expense decreased $47,000, or 7.3%, to $599,000 for the three months ended September 30, 2014 from $646,000 for the three months ended September 30, 2013 due primarily to a decline in the average cost of deposits of 9 basis points to 0.83% for the three months ended September 30, 2014 as compared to 0.92% for the three months ended September 30, 2013 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.69% for the three months ended September 30, 2013 to 1.58% for the three months ended September 30, 2014.  The average cost of savings accounts decreased 4 basis points to 0.10% for the three months ended September 30, 2014 as we lowered such rates effective April 1, 2014.  Partially offsetting the decrease in the average cost of deposits was the increase in average balance of deposits which increased $8.7 million to $273.8 million for the three months ended September 30, 2014 from $265.1 million for the three months ended September 30, 2013, as average balances generally increased across all deposit types other than certificates of deposit. The average balance of certificates of deposit decreased to $121.7 million for the three months ended September 30, 2014 as compared to $123.9 million for the three months ended September 30, 2013.

Interest expense on borrowed funds decreased $4,000 to $26,000 for the three months ended September 30, 2014 from $30,000 for the three months ended September 30, 2013 due to a 29 basis point decline in the average cost of borrowed funds.  The average balance of borrowed funds increased to $22.0 million for the three months ended September 30, 2014 from $15.6 million for the three months ended September 30, 2013, to fund loan growth.

Net Interest Income.  Net interest income increased $496,000, or 17.2%, to $3.4 million for the three months ended September 30, 2014 from $2.9 million for the three months ended September 30, 2013. This increase was due to a $40.7 million increase in net interest-earning assets to $100.2 million for the three months ended September 30, 2014.  Our net interest margin increased by two basis points to 3.38% for the three months ended September 30, 2014 from 3.36% for the three months ended September 30, 2013.  This growth in net interest-earning assets was offset by a decrease in our interest rate spread of two basis points to 3.18% for the three months ended September 30, 2014 as compared to 3.20% for the prior year period.

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

	Three months ended September 30, 2014 vs. 2013 Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$419	$457	$(38)
Cash and cash equivalents	19	8	11
Federal Home Loan Bank of Boston stock and other investments	11	5	6
Total interest-earning assets	449	470	(21)
Interest-bearing liabilities:
Money market accounts	7	7	—
Savings accounts	(9)	2	(11)
Club accounts	—	—	—
Certificates of deposit	(41)	(10)	(31)
Borrowed funds	(4)	10	(14)
Total interest-bearing liabilities	(47)	9	(56)
Net interest income	$496	$461	$35

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2014 and 2013.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended September 30, 2014			Three months ended September 30, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:

Loans and loans held for sale	$375,213	$3,942	4.17%	$331,784	$3,523	4.21%
Cash and cash equivalents	15,374	21	0.54%	5,737	2	0.14%
Federal Home Loan Bank of Boston stock and other investments	5,368	14	1.03%	2,694	3	0.44%

Total interest-earning assets	395,955	3,977	3.98%	340,215	3,528	4.11%
Non-interest-earning assets	45,592			35,692

Total assets	$441,547			$375,907

Liabilities and Equity:

Money market accounts	$64,139	67	0.41%	$57,545	60	0.41%
Savings accounts	86,525	21	0.10%	82,095	30	0.14%
Club accounts	1,505	—	—%	1,537	—	—%
Certificates of deposit	121,652	485	1.58%	123,937	526	1.69%
Total interest-bearing deposits	273,821	573	0.83%	265,114	616	0.92%
Borrowed funds	21,973	26	0.47%	15,641	30	0.76%
Total interest bearing liabilities	295,794	599	0.80%	280,755	646	0.91%
Non-interest bearing deposits	70,239			63,441
Other liabilities	4,333			4,529
Total liabilities	370,366			348,725
Equity	71,181			27,182

Total liabilities and equity	$441,547			$375,907

Net interest income		$3,378			$2,882
Net interest rate spread(1)			3.18%			3.20%
Net interest-earning assets(2)	$100,161			$59,460
Net interest margin(3)			3.38%			3.36%
Average interest-earning assets to interest-bearing liabilities			133.86%			121.18%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $115,000 was recorded to the allowance for loan losses during the three months ended September 30, 2014, a decrease of $14,000 as compared to a provision of $129,000 for the three months ended September 30, 2013. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the three months ended September 30, 2014, a provision of $104,000 was recorded relating to the residential one-to-four family loan portfolio primarily due to loan growth and a provision of $17,000 was recorded to the home equity portfolio.  During the three months ended September 30, 2014, the home equity portfolio had net charge-offs of $32,000.  During the three months ended September 30, 2014, a provision of $8,000 was recorded related to the commercial real estate portfolio primarily due to loan growth and a credit to the provision of $12,000 was recorded related to the construction portfolio due to a decrease in construction loans.

A provision of $129,000 was recorded during the three months ended September 30, 2013.  A provision of $59,000 for the three months ended September 30, 2013 was allocated to the home equity portfolio and a provision of $26,000 was allocated to the SBA portfolio.  During the three months ended September 30, 2013, the home equity loan portfolio had net charge-offs of $127,000.  Home equity loans declined $1.9 million during the three months ended September 30, 2013.  We experienced net recoveries on the residential one- to four-family loan portfolio of $3,000 during the three months ended September 30, 2013, but allocated a provision of $40,000 due to residential loan growth of $10.0 million during the three months ended September 30, 2013.  While the SBA portfolio also experienced net recoveries of $4,000 during the three months ended September 30, 2013, a provision of $26,000 was allocated to increase specific reserves on impaired loans in this portfolio.

Non-Interest income.  Non-interest income increased $73,000, or 5.4%, to $1.4 million for the three months ended September 30, 2014.  The increase in non-interest income was primarily the result of an increase in gains on sales of loans, net in the amount of $57,000 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to a $95,000 decrease of in the loss in the fair value of mortgage loan derivatives, partially offset by a $37,000 decrease in cash gains on sale of loans.  As the volume o f our loan sales and commitments to originate decreased from the second quarter, the fair value of mortgage loan commitment derivatives also declined and we recorded a loss in the fair value of our mortgage derivatives of $103,000 during the three months ended September 30, 2014 as compared to a loss of $198,000 during the three months ended September 30, 2013.  Mortgage loans sold during the three months ended September 30, 2014 amounted to $43.6 million at a net cash gain of $678,000 as compared to $52.2 million during the three months ended September 30, 2013 at a net cash gain of $715,000. The decline in mortgage loans sold was due to a combination of lower refinancing activity and other economic factors.

Non-Interest expense.  Non-interest expense increased $732,000, or 18.0%, to $4.8 million for the three months ended September 30, 2014 from $4.1 million for the three months ended September 30, 2013.  During the three months ended September 30, 2014, an impairment loss of $706,000 was recorded related to the One Coastway Plaza property which was reclassified as real estate held for sale as a result of relocating the corporate headquarters.  Salary and employee benefits expense decreased $101,000, or 4.6%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  The decrease in salary and benefits expense was due to a decrease in the number of FTEs which was 133 employees at September 30, 2014 as compared to 146 FTEs at December 31, 2013 and 144 FTEs at September 30, 2013.  Partially offsetting the decrease in salary and employee benefits expense was $44,000 of ESOP expense for the three months ended September 30, 2014 which was implemented in January 2014, an increase of $23,000 in supplemental executive retirement plan expense during the three months ended September 30, 2014 as compared to the same period in 2013 and general merit increases.  Occupancy and equipment expense increased $118,000 primarily due to increased costs associated with the new corporate headquarters.  Professional fees increased $30,000 to $153,000 for the three months ended September 30, 2014 as compared to $123,000 for the prior year period primarily due to additional legal, regulatory and other professional fees associated with being a public company during the three months ended September 30, 2014.

Income tax expense (benefit).  Income tax expense of $10,000 was recorded for the three months ended September 30, 2014 as compared to $40,000 of income tax expense for the three months ended September 30, 2013.  The change in income tax expense (benefit) was primarily due to a change in the projected annual effective income tax rate resulting from the impairment loss and write-downs on real estate.

Comparison of Operating Results for the Nine Months ended September 30, 2014 and September 30, 2013

General.  Net loss was $1.2 million for the nine months ended September 30, 2014 as compared to net income of $253,000 for the nine months ended September 30, 2013.  Net income decreased primarily due to the $1.5 million contribution ($914,000, net of income taxes) on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock, as well as a decline in gains on sales of loans of $757,000.  Excluding the net of income tax impact of the contribution to the charitable foundation, net loss for the nine months ended September 30, 2014 would have been $263,000, or a decrease of $516,000 from net income of $253,000 for the nine months ended September 30, 2013.  Net loss for the nine months ended September 30, 2014 as compared to the same period in 2013 were primarily attributable to an increase in impairment loss on real estate held for sale of $706,000 upon reclassifying the previous corporate headquarters to real estate held for sale as a result of moving to a new location for our headquarters, an increase in the provision for loan losses of $58,000 and an increase of $605,000 in non-interest expense, excluding the $1.5 million charitable foundation contribution and impairment loss on real estate held for sale, partially offset by an increase in net interest income of $1.2 million and a decline in income tax expense of $809,000.  Net interest income increased primarily due to a $40.1 million increase in the average balance of net-interest earning assets.  In addition, gains on sales of loans, net decreased $757,000 from $2.3 million for the nine months ended September 30, 2013 to $1.6 million for the nine months ended September 30, 2014.  Mortgage loans sold during the nine months ended September 30, 2013 amounted to $133.7 million at a net gain of $2.2 million as compared to $97.7 million of mortgage loans sold during the nine months ended September 30, 2014 at a net gain of $1.6 million.  The decline in mortgage loans sold was due to a combination of lower refinancing activity, the impact of inclement weather on housing sales during the first several months of 2014, and other economic factors.  A $95,000 gain in the fair value of mortgage loan commitment derivatives was recorded during the nine months ended September 30, 2014 as compared to a loss of $81,000 for the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, SBA loans totaling $2.5 million were sold for a net cash gain of $159,000 as compared to no SBA loan sales during the nine months ended September 30, 2014.  The increase in non-interest expense excluding the impairment loss on real estate held for sale was primarily due to increases in salary and employee benefits expense of $285,000 due to involuntary termination benefits of $103,000, ESOP expense of $125,000, an increase in supplemental executive retirement plan expense of $228,000 during the nine months ended September 30, 2014 as the plan was implemented beginning July 1, 2013, and general merit increases.  Partially offsetting these increases, was the reduction in the number of FTEs to 133 employees at September 30, 2014 from 146 FTEs at December 31, 2013 and 144 FTEs at September 30, 2013.  Non-interest expense was also impacted by an increase of $170,000 in occupancy and equipment expense primarily due to increased costs associated with the new corporate headquarters and the additional costs related to our Lincoln branch which relocated in December 2013; and $167,000 in professional fees primarily due to higher legal, regulatory and professional fees related to operating as a public company and due to IT consulting costs.

Interest Income.  Interest income increased $1.1 million, or 10.2%, to $11.5 million for the nine months ended September 30, 2014 from $10.4 million for the nine months ended September 30, 2013.  The increase reflected an increase in the average balance of interest earning assets of $51.0 million to $384.4 million for the nine months ended September 30, 2014 as compared to $333.4 million for the nine months ended September 30, 2013, partially offset by a decrease in the average yield on interest-earning assets to 3.99% for the nine months ended September 30, 2014 as compared to 4.17% for the nine months ended September 30, 2013.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $974,000, or 9.4%, to $11.4 million for the nine months ended September 30, 2014 from $10.4 million for the nine months ended September 30, 2013.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $32.1 million to $356.5 million for the nine months ended September 30, 2014 as compared to $324.5 million for the nine months ended September 30, 2013.  The increase in our average balance of loans was principally due to the growth in our commercial real estate and residential one- to four-family loan portfolios during the nine months ended September 30, 2014.  During the nine months ended September 30, 2014, interest and fees on loans included prepayment penalties of $122,000 related to two loans as well as the recovery of interest previously unrecognized of $54,000 on another loan which was fully repaid.

Interest Expense. Interest expense decreased $179,000, or 10.0%, to $1.8 million for the nine months ended September 30, 2014 from $2.0 million for the nine months ended September 30, 2013 due to a decline in the average cost of deposits of 12 basis points to 0.85% for the nine months ended September 30, 2014 as compared to 0.97% for the nine months ended September 30, 2013 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.73% for the nine months ended September 30, 2013 to 1.59% for the nine months ended September 30, 2014.  The average cost of savings accounts decreased 9 basis points to 0.11% for the nine months ended September 30, 2014 as we lowered rates effective July 1, 2013 and on April 1, 2014.  Partially offsetting the decrease in the average cost of deposits was the $12.4 million increase in the average balance of deposits to $271.4 million for the nine months ended September 30, 2014 from $259.0 million for the nine months ended September 30, 2013, as average balances generally increased across all deposit types other than Club accounts. The average balance of certificates of deposit increased to $123.2 million for the nine months ended

September 30, 2014 as compared to $122.4 million for the nine months ended September 30, 2013; however, actual balances at September 30, 2014 on certificates of deposit have declined $5.6 million since December 31, 2013.

Interest expense on borrowed funds decreased $36,000 to $62,000 for the nine months ended September 30, 2014 from $98,000 for the nine months ended September 30, 2013 primarily due to a 12 basis point decline in the average cost of borrowed funds and a $3.8 million decrease in the average balance of borrowed funds.  The average balance of borrowed funds decreased to $10.2 million for the nine months ended September 30, 2014 from $14.1 million for the nine months ended September 30, 2013, as we repaid overnight borrowings in the first quarter of 2014.

Net Interest Income.  Net interest income increased $1.2 million, or 14.8%, to $9.7 million for the nine months ended September 30, 2014 from $8.4 million for the nine months ended September 30, 2013. This increase was due to a $40.1 million increase in net interest-earning assets to $100.4 million for the nine months ended September 30, 2014. This growth in net interest-earning assets was offset by a decrease in our interest rate spread of 6 basis points to 3.14% for the nine months ended September 30, 2014 as compared to 3.20% for the prior year period.

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

	Nine months ended September 30, 2014 vs. 2013 Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$974	$1,022	$(48)
Cash and cash equivalents	64	17	47
Federal Home Loan Bank of Boston stock and other investments	28	12	16
Total interest-earning assets	1,066	1,051	15
Interest-bearing liabilities:
Money market accounts	21	24	(3)
Savings accounts	(51)	6	(57)
Club accounts	(1)	—	(1)
Certificates of deposit	(114)	9	(123)
Borrowed funds	(36)	(20)	(16)
Subscriptions payable	2	2	—
Total interest-bearing liabilities	(179)	21	(200)
Net interest income	$1,245	$1,030	$215

The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2014 and 2013.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:

Loans and loans held for sale	$356,529	$11,361	4.26%	$324,478	$10,387	4.28%
Cash and cash equivalents	23,149	66	0.38%	6,105	2	0.04%
Federal Home Loan Bank of Boston stock and other investments	4,730	40	1.13%	2,780	12	0.58%

Total interest-earning assets	384,408	11,467	3.99%	333,363	10,401	4.17%
Non-interest-earning assets	40,533			32,510

Total assets	$424,941			$365,873

Liabilities and Equity:

Money market accounts	$62,226	193	0.41%	$54,534	172	0.42%
Savings accounts	84,544	72	0.11%	80,535	123	0.20%
Club accounts	1,448	1	0.09%	1,454	2	0.18%
Certificates of deposit	123,173	1,468	1.59%	122,448	1,582	1.73%
Total interest-bearing deposits	271,391	1,734	0.85%	258,971	1,879	0.97%
Borrowed funds	10,217	62	0.81%	14,060	98	0.93%
Subscriptions payable	2,378	2	0.11%	—	—	—%

Total interest bearing liabilities	283,986	1,798	0.85%	273,031	1,977	0.97%
Non-interest bearing deposits	67,493			61,528
Other liabilities	4,742			3,578
Total liabilities	356,221			338,137
Equity	68,720			27,736

Total liabilities and equity	$424,941			$365,873

Net interest income		$9,669			$8,424
Net interest rate spread(1)			3.14%			3.20%
Net interest-earning assets(2)	$100,422			$60,332

Net interest margin(3)			3.36%			3.38%
Average interest-earning assets to interest-bearing liabilities			135.36%			122.10%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $396,000 was recorded to the allowance for loan losses during the nine months ended September 30, 2014, an increase of $58,000 as compared to a provision of $338,000 for the nine months ended September 30, 2013. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the nine months ended September 30, 2014, a provision of $231,000 was recorded relating to the residential one-to four- family loan portfolio due to a combination of loan growth and due to an increase of $118,000 on specific reserves on impaired loans since December 31, 2013.  For the nine months ended September 30, 2014, a provision of $68,000 was recorded related to the SBA loan portfolio, a provision of $40,000 was recorded related to the commercial real estate portfolio and a provision of $9,000 was recorded related to the construction portfolio, primarily due to loan growth.  We recorded a provision of $63,000 on the home equity portfolio during the nine months ended September 30, 2014.  Net charge-offs of $76,000 on the home equity loan portfolio were recorded during the nine months ended September 30, 2014.  Home equity loans and lines of credit declined $1.6 million during the nine months ended September 30, 2014.

A provision of $338,000 was recorded during the nine months ended September 30, 2013.  We recorded $243,000 of the provision for the nine months ended September 30, 2013 related to the home equity portfolio, based on our assessment of loss history, asset quality and economic trends and charge-offs experienced in the portfolio.  During the nine months ended September 30, 2013, the home equity loan portfolio had net charge-offs of $336,000.  Home equity loans declined $573,000 during the nine months ended September 30, 2013.  We experienced net recoveries on the residential one- to four-family loan portfolio of $10,000 during the nine months ended September 30, 2013, but allocated a provision of $56,000 due to residential loan growth of $18.4 million during the nine months ended September 30, 2013.

Non-Interest income.  Non-interest income declined $683,000, or 14.4%, to $4.1 million for the nine months ended September 30, 2014 from $4.8 million for the nine months ended September 30, 2013.  The decrease in non-interest income was primarily the result of a decline in gains on sales of loans, net in the amount of $757,000 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, SBA loans totaling $2.5 million were sold for a gain of $159,000 as compared to no SBA loan sales during the nine months ended September 30, 2014.  Gains on sale of mortgage loans decreased $757,000 from $2.3 million for the nine months ended September 30, 2013 to $1.6 million for the nine months ended September 30, 2014. Mortgage loans sold during the nine months ended September 30, 2014 amounted to $97.7 million as compared to $133.7 million during the nine months ended September 30, 2013. The decline in mortgage loans sold was due to a combination of lower refinancing activity, impact of inclement weather on housing sales, and other economic factors.  A $95,000 gain in the fair value of mortgage loan commitment derivatives was recorded during the nine months ended September 30, 2014 as compared to a loss of $81,000 during the nine months ended September 30, 2013.

Bank-owned life insurance (“BOLI”) income increased $67,000 for the nine months ended September 30, 2014, as BOLI policies were purchased in July 2013.

Non-Interest expense.  Non-interest expense increased $2.7 million, or 22.1%, to $15.1 million for the nine months ended September 30, 2014 from $12.4 million for the nine months ended September 30, 2013. The increase in non-interest expense was primarily due to a contribution of $1.5 million to Coastway Cares Charitable Foundation II, in connection with our initial public offering, of which $300,000 was in cash and 122,054 was from shares contributed.  Non-interest expense for the nine months ended September 30, 2014 was also impacted by an increase in impairment loss on real estate held for sale of $706,000 upon reclassifying the previous corporate headquarters to real estate held for sale as a result of moving to a new location for our headquarters.  Additionally, salary and employee benefits expense increased $285,000 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to $103,000 of involuntary termination benefits, $125,000 of ESOP expense which Plan was implemented in January 2014, an increase in supplemental executive retirement plan expense of $228,000 during the nine months ended September 30, 2014 as the Plan was implemented beginning July 1, 2013, and general merit increases.  Partially offsetting the increases, was a decrease in the number of FTEs which was 133 employees at September 30, 2014 as compared to 146 FTEs at December 31, 2013 and 144 FTEs at September 30, 2013.

Occupancy expense increased $170,000 primarily due to increased costs associated with the new corporate headquarters and additional land rental and building depreciation expense from our Lincoln branch which relocated in December 2013.  Deposit servicing expense increased $88,000 primarily due to increased debit card expenses.  Professional fees increased $167,000 to $510,000 for the nine months ended September 30, 2014 as compared to $343,000 for the prior year period primarily due to additional legal, regulatory and other professional fees associated with being a public company and IT consulting expenses.  Foreclosed real estate expenses declined $141,000 to $188,000 for the nine months ended September 30, 2014 principally due to the decrease in write-downs on foreclosed real estate as compared to 2013.  Advertising expenses decreased $56,000 to $173,000 during the nine months ended September 30, 2014 as compared to $229,000 during the nine months ended September 30, 2013 as a result of lower media advertising.  Other general and administrative expenses increased $62,000 to $1.2 million for the nine months ended September 30, 2014 as compared to $1.2 million for the comparable prior year period primarily due to $148,000 in roof repairs incurred during the second quarter of 2014 on the Sharpe Drive property, increased education and training costs of $47,000, partially offset by a $131,000 decrease in other charitable contributions given the contribution to Coastway Cares Charitable Foundation II.

Income tax expense (benefit).  Income tax benefit of $622,000 was recorded for the nine months ended September 30, 2014 as compared to $187,000 of income tax expense for the nine months ended September 30, 2013.  The decline in income tax expense was primarily due to a reduction in pre-tax income during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 which was impacted by the higher level of impairment loss on real estate held for sale and charitable foundation contributions.  The tax benefit related to the charitable foundation contribution was $607,000.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2014.

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

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At September 30, 2014, cash and cash equivalents totaled $14.4 million.  The Corporation also has $3.0 million of certificates of deposit at September 30, 2014.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2014, the Bank had $26.2 million in commitments to originate loans, $11.1 million of which will be sold.  In addition to commitments to originate loans, the Bank had $64.6 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of September 30, 2014 totaled $40.4 million, or 11.7%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $28.1 million as of September 30, 2014.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before September 30, 2015.  Management believes, however, based on historical experience and current market interest rates,that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of September 30, 2014.

The Corporation’s primary investing activity is originating loans.  During the nine months ended September 30, 2014 and for the year ended December 31, 2013, loan originations and purchases, net of principal repayments totaled $40.3 million, and $36.5 million, respectively. During the nine months ended September 30, 2014, the Corporation also invested $3.0 million in a certificate of deposit which will mature in September 2015.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank of Boston (FHLB) advances and IPO proceeds.  We experienced a net increase in deposits of $14.2 million and $22.1 million for the nine months ended September 30, 2014 and for the year ended December 31, 2013, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.  FHLB advances increased $5.3 million during the nine months ended September 30, 2014 as compared to net borrowings of $11.7 million for the year ended December 31, 2013.  Stock subscriptions of $43.4 million were converted into stockholders’ equity of $46.3 million upon the close of the IPO in January 2014.  The ESOP purchased $4.0 million of stock during the nine months ended September 30, 2014.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Federal Home Loan Bank of Boston advances were $33.3 million and $28.0 million at September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014, we had the ability to borrow up to an additional $36.0 million from the Federal Home Loan Bank of Boston.  We believe we have the ability to pledge additional loans not currently pledged.  We also have the ability to borrow with the Federal Reserve discount window.  At September 30, 2014, the Bank had the capacity to borrow up to $17.5 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations.  As of September 30, 2014, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized,” the Bank must maintain minimum Total Capital and Tier 1 Capital ratios of 10% and 6% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of September 30, 2014 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$53,081	15.56%	$27,291	8.00%	$34,114	10.00%
Tier 1 Capital (to risk weighted assets)	$51,146	14.99%	$13,648	4.00%	$20,468	6.00%
Tier 1 leverage Capital (to average assets)	$51,146	11.92%	$17,156	4.00%	$21,445	5.00%

In July 2013, federal banking regulators approved an interim rule to set minimum requirements for both the quantity and quality of capital held by banking institutions.  The interim final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  Additionally, banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.  The Bank must begin complying with the final rule on January 1, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended September 30, 2014) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At September 30, 2014, there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended September 30, 2014.  Neither the Corporation nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Corporation’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2014.

Item 3 -                             Defaults upon Senior Securities

Not Applicable

Item 4 -                            Mine Safety Disclosures

Not Applicable

Item 5 -                             Other Information

Item 6 -     Not Applicable

Item 7 -     Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)
32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Net Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: November 6, 2014
	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)