Form 10-K
period 2014-12-31
Coastway Bancorp, Inc.
filed 2015-03-19
CIK 1585023

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

United States
SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2014
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 001-36263

Coastway Bancorp, Inc.
 (Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	46-4149994 (I.R.S. Employer Identification Number)
One Coastway Blvd. Warwick, Rhode Island (Address of Principal Executive Offices)	02886 (Zip Code)

(401) 330-1600
(Registrant's telephone number)

         Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $47.6 million.

         As of March 11, 2015, there were issued and outstanding 4,947,879 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for the Registrant's Annual Meeting of Stockholders (Part III).

PART I

Item 1.    Business

EXPLANATORY NOTE

        Coastway Bancorp, Inc., a Maryland corporation (or the "Company"), was formed to serve as the stock holding company for Coastway Community Bank (or the "Bank") as part of its conversion from the mutual to the stock form of ownership. Prior to January 14, 2014, the Bank was 100% owned by Coastway Bancorp, LLC (the "LLC") and the LLC was 100% owned by Coastway Bancorp, MHC. Accordingly, financial and other information of Coastway Bancorp, MHC, the Company's predecessor is included in this annual report for 2013. The MHC was formed in February, 2013. For periods prior to 2013, the financial and other information of the Bank is included in this annual report.

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

Coastway Bancorp, Inc.

        Coastway Bancorp, Inc. is a Maryland corporation and owns 100% of the common stock of Coastway Community Bank. On January 14, 2014, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of Coastway Bancorp, MHC, selling 4,827,125 shares of common stock at $10.00 per share (contributing $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II) and raising $48.3 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank. At December 31, 2014, Coastway Bancorp, Inc. had total assets of $465.8 million, total deposits of $343.5 million, and total stockholders' equity of $70.5 million. Our executive offices are located at One Coastway Blvd, Warwick, Rhode Island 02886. Our telephone number at this address is (401) 330-1600.

Coastway Community Bank

        Coastway Community Bank is a Rhode Island chartered savings bank headquartered in Warwick, Rhode Island. Coastway Community Bank was originally organized in 1920 as the Telephone Workers Credit Union, a Rhode Island credit union, and later we changed our name to Coastway Credit Union. In 2000, Coastway Credit Union merged with Ocean State Community Credit Union, also located in Rhode Island. In 2009, in order to give us greater business lending authority, Coastway Credit Union converted to a Rhode Island chartered mutual savings bank and changed its name to Coastway Community Bank. In 2013, we reorganized into the mutual holding company structure by forming Coastway Bancorp, MHC, a Rhode Island chartered mutual holding company which was eliminated in January, 2014 when we completed our initial public offering.

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

        Unemployment remains elevated in Rhode Island with unemployment rates of 6.8% for the entire state, 6.4% for Providence County and 5.4% for Kent County as compared to the national rate of 5.6% as of December 2014. The median household income for 2013 in Rhode Island was $55,902, in Providence County it was $46,859 and in Kent County it was $59,000, as compared to the national median of $52,250. The percentage of households with incomes of greater than $100,000 for 2012 was 22.5% in Rhode Island as compared to 20.3% for the United States.

        According to the latest U.S. Census estimates, Rhode Island reported a population of 1.1 million as of the end of 2013, while the Providence metropolitan statistical area (which includes contiguous portions of Massachusetts and Connecticut), contained a total population of 1.6 million. Rhode Island recorded a 0.1% decrease in population from 2010 to 2013, while the Providence metropolitan statistical area recorded a 0.2% increase in population. Providence County, the location of seven of our branch offices, had a population of 628,000 as of the end of 2013 and recorded an increase in population of 0.3% from 2010 to 2013. Kent County, the location of two of our branch offices, reported a population of 165,000 as of the end of 2013 and recorded a slight population decrease of 0.07% over the same time period. The United States as a whole recorded an increase of 2.4% in total population from 2010 to 2013.

        Our primary market area's less favorable demographic growth is related to the effects of the national recession and the limited economic growth being experienced in our market area.

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

        As of June 30, 2014 (the latest date for which information is available), our market share was 1.01% and 5.49% of total deposits in Providence County and Kent County, Rhode Island respectively, making us the 7th largest out of 18 financial institutions in Providence County and the 7th largest out of 12 financial institutions in Kent County. We have been one of the top three SBA lenders in the State of Rhode Island in terms of dollars lent and number of loans originated for the last seven years.

Lending Activities

        Our principal lending activity is originating one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, SBA loans and, to a lesser extent, commercial business loans, commercial construction loans and consumer loans. In recent years, we have increased and, subject to market conditions and our asset-liability analysis, expect to continue to increase our focus on commercial real estate and commercial business lending, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We also sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining jumbo fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. During 2014, we purchased 21 individual loans which totaled $11.9 million at December 31, 2014 of one- to four-family residential real estate loans from third party originators, which the Bank underwrote in accordance with the Bank's lending policy prior to purchase. Depending on market conditions, we may also sell the guaranteed portions of SBA loans that we originate. We had no SBA loan sales in 2014.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $11.0 million, $8.6 million, $13.6 million, $14.5 million, and $19.3 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$134,084	34.99%	$98,180	29.92%	$78,633	26.50%
Home equity loans & lines of credit	79,771	20.82	83,334	25.39	83,154	28.03
Commercial real estate loans	108,025	28.19	91,609	27.91	81,754	27.56
Commercial business loans	7,698	2.01	8,301	2.53	7,899	2.66
SBA loans	44,032	11.49	38,004	11.58	39,628	13.36
Commercial construction loans	8,181	2.14	7,099	2.16	3,302	1.11
Consumer loans	1,372	0.36	1,672	0.51	2,320	0.78

Total loans	383,163	100.00%	328,199	100.00%	296,690	100.00%

Other items:
Net deferred loan costs	2,688		2,033		1,878
Allowance for loan losses	(1,942)		(1,656)		(1,569)

Total loans, net	$383,909		$328,576		$296,999

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$73,335	27.19%	$75,191	29.23%
Home equity loans and lines of credit	80,267	29.76	81,047	31.50
Commercial real estate loans	67,044	24.85	47,498	18.46
Commercial business loans	4,146	1.54	2,877	1.12
SBA loans	41,385	15.34	44,329	17.23
Commercial construction loans	—	—	220	0.08
Consumer loans	3,573	1.32	6,114	2.38

Total loans	269,750	100.00%	257,276	100.00%

Other items:
Net deferred loan costs	1,252		1,405
Allowance for loan losses	(1,424)		(1,636)

Total loans, net	$269,578		$257,045

        Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, scheduled principal amortization and weighted average rates do not reflect scheduled repricings.

	One- to Four-Family		Home Equity Loans and Lines of Credit		Commercial Real Estate		Commercial Business
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$14	4.50%	$4,016	4.09%	$8,073	5.01%	$3,181	4.16%
2016	—	—	2,554	4.14	2,732	4.87	75	4.42
2017	5	2.62	3,752	4.06	2,483	5.26	376	5.21
2018 to 2019	782	5.25	19,708	3.62	4,448	4.89	1,142	4.77
2020 to 2024	1,415	4.79	48,295	3.64	60,362	4.67	2,809	3.69
2025 to 2029	4,404	4.02	1,208	5.22	13,124	4.90	115	5.10
2030 and beyond	127,464	4.36	238	5.56	16,803	4.74	—	—

Total	$134,084	4.36%	$79,771	3.73%	$108,025	4.76%	$7,698	4.11%

	SBA		Commercial Construction		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$4,281	5.46%	$8,181	4.45%	$835	6.72%	$28,581	4.74%
2016	1,288	4.65			151	8.89	6,800	4.64
2017	910	5.15	—	—	130	8.14	7,656	4.70
2018 to 2019	3,360	5.25	—	—	120	6.67	29,560	4.10
2020 to 2024	8,771	5.53	—	—	113	8.29	121,765	4.29
2025 to 2029	11,440	5.24	—	—	23	2.00	30,314	4.91
2030 and beyond	13,982	5.12	—	—	—	—	158,487	4.47

Total	$44,032	5.21%	$8,181	4.45%	$1,372	7.14%	$383,163	4.45%

        The following table sets forth our fixed- and adjustable-rate loans at December 31, 2014 that are due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate mortgage loans:
One- to four-family	$112,887	$21,183	$134,070
Home equity loans and lines of credit	16,808	58,947	75,755
Commercial real estate loans	13,048	86,904	99,952
Commercial business loans	3,709	808	4,517
SBA loans	1,515	38,236	39,751
Commercial construction loans	—	—	—
Consumer loans	537	—	537

Total loans	$148,504	$206,078	$354,582

        One- to Four-Family Residential Real Estate Lending.    At December 31, 2014, we had $134.1 million of loans secured by one- to four-family residential real estate, representing 35.0% of our total loan portfolio. In addition, at December 31, 2014, we had $11.0 million of residential mortgages held for sale. We primarily originate fixed-rate one- to four-family residential real estate loans, but depending on market conditions and borrower preferences, we also offer adjustable-rate loans. At December 31, 2014, 84.3% of our one- to four-family residential real estate loans were fixed-rate loans, and 15.7% of such loans were adjustable-rate loans. At December 31, 2014, $11.9 million of one- to four-family residential real estate loans were purchased from third parties.

        Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae, Freddie Mac, FHA or Rhode Island Housing guidelines and when the loan balance meets such guidelines, we refer to loans that conform to such guidelines as "conforming loans." We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2014 was generally $417,000 for single-family homes in our market area. We typically sell servicing-released the majority of our fixed-rate conforming loans. During the years ended December 31, 2014 and 2013, we sold $134.9 million and $170.7 million, respectively, of one-to four-family residential real estate loans held for sale. We also originate loans above the lending limit for conforming loans, which are referred to as "jumbo loans" that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 90%. At December 31, 2014, we had $77.2 million in jumbo loans, which represented 57.5% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was $608,000 at December 31, 2014. We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

        From 2000 until early 2006, we originated loans to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower's income source is not subject to verification through the application process. At December 31, 2014, we had $3.0 million in stated income loans, or 2.2% of our one- to four-family residential real estate loan portfolio, of which $1.4 million were non-performing loans. We have no intention of originating stated income loans again in the future. Approximately 37% of the $3.0 million in stated income loans were made to borrowers who had existing commercial relationships and financial information on file with us.

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

        Commercial Real Estate Lending.    Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans, with a target loan size of $250,000 to $5.0 million. At December 31, 2014, we had $108.0 million in commercial real estate loans, representing 28.2% of our total loan portfolio.

        Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 20 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate. Our adjustable-rate commercial real estate loans are generally tied to a margin above the five year Federal Home Loan Bank of Boston rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% (80% for multi-family) of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate a limited number of multi-family loans generally secured by apartment buildings. At December 31, 2014, we had $34.6 million of non-owner occupied commercial real estate loans, with an average loan size of $549,000.

        Coastway Community Bank is also qualified to make SBA loans. Loans are originated generally under the 7(a) and 504 programs. (See "—SBA Loans" below for a discussion of the 7(a) program.) The SBA 504 program is an economic development program which finances the expansion of small businesses. We generally originate SBA 504 loans for commercial real estate in which we generally provide 50% of the projected costs, secured by a first lien on the real property as collateral. At December 31, 2014, we had $25.5 million in SBA 504 loans, or 23.6% of our commercial real estate loans.

        At December 31, 2014, the average loan size of our outstanding commercial real estate loans was $411,000, and the largest of such loans was a $5.0 million loan which is primarily secured by a retail shopping plaza and land in Kingstown, Rhode Island and is non-owner occupied. This loan was performing in accordance with its original terms at December 31, 2014.

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

        Home Equity Loans and Lines of Credit.    In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower's primary or secondary residence. At December 31, 2014, we had $79.8 million, or 20.8% of our total loan portfolio in home equity loans and lines of credit. Home equity lines of credit totaled $62.9 million at December 31, 2014. At that date we also had $48.1 million of unused commitments related to home equity lines of credit.

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

        Home equity loans and lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At December 31, 2014, $43.0 million of our home equity loans and lines of credit were in a junior lien position, with an average loan size of $39,000. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

        SBA Loans.    We also offer commercial business and commercial real estate loans utilizing the SBA's 7(a) Program. At December 31, 2014, we had $44.0 million of SBA loans, representing 11.5% of our total loan portfolio. Under this SBA program, we generally originate and fund loans that currently qualify for guarantees on up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities. We are a preferred lending provider and accordingly can determine SBA eligibility for a loan without prior SBA approval. We do not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards. SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond our normal underwriting criteria. During the years ended December 31, 2014 and 2013, we originated $12.9 million and $5.8 million, respectively of loans under the 7(a) program. In addition, the guaranteed portion of the credit can be sold in the secondary market, generating significant fee income opportunities. During the year ended December 31, 2013, we sold $2.5 million of loans under the 7(a) program, generating gains on sale of $159,000. We did not sell any SBA loans during 2014. Our largest SBA loan at December 31, 2014 had a balance of $4.8 million, is secured by a hotel in Danvers, Massachusetts and has a 32% guarantee by the SBA for $1.5 million. The loan is performing in accordance with its terms at December 31, 2014.

        Commercial Business Lending.    At December 31, 2014, we had $7.7 million of commercial business loans and lines of credit, representing 2.0% of our total loan portfolio. We originate commercial business loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial business loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $5.0 million. Our commercial business lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the comparable term Federal Home Loan Bank of Boston rate. We generally obtain personal guarantees with commercial business loans.

        At December 31, 2014, the average loan size of our outstanding commercial business loans and lines of credit was $104,000, and the largest outstanding commercial loan balance was a $2.5 million loan secured by business assets of an educational facility. This loan was performing in accordance with its original terms at December 31, 2014.

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

        Commercial Construction Loans.    At December 31, 2014, we had $8.2 million, or 2.1% of our total loan portfolio, in commercial construction loans. Our commercial construction loans generally have initial terms of up to 12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial construction loans have rates and terms comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is generally 80% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements, and ranges from 50% to 80% depending on the collateral and the purpose of the improvements upon completion of construction. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans. Before making a commitment to fund a construction loan, Coastway Community Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Coastway Community Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. At December 31, 2014, the unadvanced portion of total construction loans totaled $2.8 million. At December 31, 2014, our largest construction loan relationship had a balance of $2.0 million to improve and modify an existing manufacturing building, which was performing in accordance with its original terms.

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

        Consumer Lending.    To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2014, our consumer loan portfolio totaled $1.4 million, or 0.4% of our total loan portfolio. At this date, $216,000 of our consumer loans were unsecured.

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

        Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis a majority of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. In addition, based upon market conditions, we may sell the guaranteed portion of the SBA 7(a) loans in the secondary market. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the years ended December 31, 2014 and 2013, we sold $134.9 million and $170.7 million of residential one- to four-family real estate loans, respectively. Total proceeds from SBA sales and participations were $4.5 million for the year ended December 31, 2013. We did not sell any SBA loans during 2014.

        From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2014, we had four loans totaling $6.7 million in which we were not the lead lender and which are performing in accordance with their original terms. We also have participated out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. We purchased $11.9 million of individual one-to four-family residential loans from third party originators during the year ended December 31, 2014.

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

        Coastway Community Bank's policies and loan approval limits are established by our board of directors. Residential real estate and secured consumer loans of up to $250,000 may be approved by senior officers at branch locations and up to $1.0 million must be approved by our Chief Executive Officer, Chief Retail Officer or Senior Vice President, Branch Banking Manager. Residential real estate and secured consumer loans exceeding $1.0 million must be approved by our Credit Committee, consisting of our Chief Executive Officer, Chief Retail Officer, Chief Operating Officer, Chief Credit Officer, Chief Financial Officer and Chief Business Lending Officer. All commercial real estate loans and commercial business loans require two approvals. Commercial real estate and commercial business loans up to $250,000 may be approved by the Business Lending Manager, up to $500,000 must be approved by either the Chief Business Lending Officer or the Chief Retail Officer, up to $1.0 million must be approved by the Chief Executive Officer and up to 80% of our legal lending limit rounded to the nearest quarter million must be approved by the Credit Committee. Any loan that exceeds the internal lending limit must be approved by the board of directors.

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

	Loans Delinquent For
	30 - 59 Days		60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014:
Residential real estate mortgage loans:
One- to four-family	—	$—	3	$580	9	$2,438	12	$3,018
Home equity loans and lines of credit	7	301	3	8	4	153	14	462
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	1	84	—	—	1	84
SBA loans	—	—	1	20	6	189	7	209
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	1	8	—	—	1	8

Total	7	$301	9	$700	19	$2,780	35	$3,781

At December 31, 2013:
Residential real estate mortgage loans:
One- to four-family	4	$925	6	$1,573	6	$1,035	16	$3,533
Home equity loans and lines of credit	7	294	—	—	4	53	11	347
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	5	1,131	2	81	8	977	15	2,189
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	2	19	—	—	—	—	2	19

Total	18	$2,369	8	$1,654	18	$2,065	44	$6,088

At December 31, 2012:
Residential real estate mortgage loans:
One- to four-family	11	$1,721	3	$717	7	$2,652	21	$5,090
Home equity loans and lines of credit	3	25	4	83	6	640	13	748
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	3	361	—	—	8	494	11	855
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	5	42	—	—	—	—	5	42

Total	22	$2,149	7	$800	21	$3,786	50	$6,735

At December 31, 2011:
Residential real estate mortgage loans:
One- to four-family	7	$2,208	1	$247	4	$659	12	$3,114
Home equity loans and lines of credit	9	417	6	463	4	243	19	1,123
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	9	1,187	1	250	5	609	15	2,046
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	7	46	—	—	3	58	10	104

Total	32	$3,858	8	$960	16	$1,569	56	$6,387

At December 31, 2010:
Residential real estate mortgage loans:
One- to four-family	1	$990	6	$2,901	10	$4,032	17	$7,923
Home equity loans and lines of credit	8	245	3	132	10	843	21	1,220
Commercial real estate loans	—	—	—	—	1	366	1	366
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	1	25	6	745	6	1,278	13	2,048
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	14	105	—	—	—	—	14	105

Total	24	$1,365	15	$3,778	27	$6,519	66	$11,662

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

        Non-performing loans, decreased $15,000 to $6.4 million, and improved to 1.68% of total loans, at December 31, 2014 from $6.5 million, or 1.97% of total loans, at December 31, 2013 due to a decrease in SBA non-performing loans of $1.3 million, partially offset by a $1.1 million increase in non-performing one- to four-family residential real estate loans and an increase in non-performing home equity loans and lines of credit of $211,000. The improvement in the non-performing loan to total loan ratio was principally due to loan growth in 2014. Non-performing loans decreased to $6.5 million, or 1.97% of total loans, at December 31, 2013 from $7.7 million, or 2.58% of total loans, at December 31, 2012 due to a $1.0 million decrease in non-performing one- to four-family residential real estate loans, partially offset by an increase in SBA non-performing loans of $437,000.

        Non-performing one- to four-family residential real estate loans totaled $5.9 million at December 31, 2014 and consisted of 20 loans of which the largest was $660,000. Non-performing SBA loans totaled $204,000 at December 31, 2014, of which $148,000 was guaranteed by the SBA.

        Troubled Debt Restructurings.    Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans were one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2014.

        Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2014, we had $4.4 million in non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable payment performance under the terms of the restructuring and continued payment is reasonably assured. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2014, we had $2.9 million in accruing troubled debt restructurings. As of December 31, 2014, seven loans totaling $1.4 million that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

        Nonperforming Assets.    The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. For the dates presented, there were no loans delinquent 90 days or more and still accruing.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate mortgage loans:
One- to four-family	$1,642	$1,913	$2,305	$1,734	$2,858
Home equity loans and lines of credit	277	134	779	555	862
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	366
SBA loans	144	868	569	1,149	1,527
Commercial construction loans	—	—	—	—	—
Consumer loans	—	3	—	58	—

Total nonaccrual loans	2,063	2,918	3,653	3,496	5,613
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
One- to four-family	4,229	2,877	3,468	2,077	3,212
Home equity loans and lines of credit	92	24	25	180	303
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	60	640	502	906	910
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	13	—	—

Total non-accruing troubled debt restructured loans.	4,381	3,541	4,008	3,163	4,425

Total nonperforming loans	6,444	6,459	7,661	6,659	10,038

Foreclosed real estate:
One- to four-family	1,035	1,580	2,502	1,870	435
Home equity loans and lines of credit	—	—	92	—	—
Commercial loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	250	—	—	—	—
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total foreclosed real estate	1,285	1,580	2,594	1,870	435

Total nonperforming assets	$7,729	$8,039	$10,255	$8,529	$10,473

Total accruing troubled debt restructured loans.	$2,850	$3,112	2,177	2,773	4,042

Ratios:
Nonperforming loans to total loans	1.68%	1.97%	2.58%	2.47%	3.90%
Nonperforming assets to total assets	1.66%	1.86%	2.89%	2.64%	3.39%

        For the years ended December 31, 2014 and 2013, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $249,000 and $356,000, respectively. The amount that was included in interest income on such loans totaled $226,000 and $186,000 for the years ended December 31, 2014 and 2013, respectively.

        Foreclosed Real Estate.    Foreclosed real estate consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the year ended December 31, 2014, three loans totaling $894,000 secured by residential real estate and one loan totaling $70,000 secured by commercial real estate were transferred into foreclosed real estate. For the year ended December 31, 2013, two residential lending relationships totaling $270,000 were transferred into foreclosed real estate. We had $1.3 million in foreclosed real estate at December 31, 2014.

        Other Loans of Concern.    There were no other loans at December 31, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

        On the basis of this review of our loans, we had classified or held as special mention the following loans as of the dates indicated:

	At December 31,
	2014	2013	2012
	(In thousands)
Special mention	$2,151	$1,007	$1,257
Substandard	4,046	5,203	5,255
Doubtful	—	159	—
Loss	—	—	—

Total classified and special mention loans	$6,197	$6,369	$6,512

        Classified and special mention assets at December 31, 2014 decreased $172,000 from December 31, 2013 and at December 31, 2013 decreased $143,000 from December 31, 2012. The decrease in 2013 was due to improvement in SBA substandard loans of $1.1 million due to improved financial results of the borrowers and/or loan repayments. The Bank downgraded one commercial construction relationship of $1.2 million to substandard during the fourth quarter of 2013 due to construction delays. The commercial construction borrower received a certificate of occupancy in 2014 but remains classified as a substandard commercial real estate loan at December 31, 2014. At December 31, 2014, substandard loans included $2.7 million of SBA loans, of which $1.9 million was guaranteed by the SBA. At December 31, 2013, there was one SBA loan included in the doubtful rated category, of which $150,000 was guaranteed by the SBA.

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

        Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio, including loss history, as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.. Our historical loss experience on one- to four-family residential real estate loans has improved since 2011 as the local economy and local real estate market has stabilized or slightly improved, resulting in a decrease in our residential allowance general reserve percentage since 2011. The residential allowance increased during 2014 and 2013 principally due to loan growth.

        Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and specific allowances are established. Typically for a nonperforming impaired real estate loan, the value of the underlying collateral is estimated using an independent appraisal, adjusted for property specific conditions and other factors, and related specific reserves are adjusted on a quarterly basis. If a nonperforming impaired real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

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

        Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$1,656	$1,569	$1,424	$1,636	$1,346

Charge-offs:
Residential real estate mortgage loans:
One- to four-family	(112)	(94)	(154)	(829)	(3)
Home equity loans and lines of credit	(129)	(424)	(707)	(446)	(440)
Commercial real estate loans	—	—	—	—	(174)
Commercial business loans	—	—	—	(32)	—
SBA loans	(34)	(33)	(117)	(112)	(382)
Commercial construction loans	—	—	—	—	—
Consumer loans	(3)	(15)	(58)	(40)	(22)

Total charge-offs	(278)	(566)	(1,036)	(1,459)	(1,021)
Recoveries:
Residential real estate mortgage loans:
One- to four-family	82	15	9	9	5
Home equity loans and lines of credit	24	12	8	7	4
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	5	43	39	38	21
Commercial construction loans	—	—	—	—	—
Consumer loans	21	16	16	36	37

Total recoveries	132	86	72	90	67
Net (charge-offs) recoveries	(146)	(480)	(964)	(1,369)	(954)
Provision for loan losses	432	567	1,109	1,157	1,244

Balance at end of year	$1,942	$1,656	$1,569	$1,424	$1,636

Ratios:
Net charge-offs to average loans outstanding	0.04%	0.15%	0.35%	0.51%	0.36%
Allowance for loan losses to nonperforming loans at end of year	30.14%	25.64%	20.48%	21.38%	16.30%
Allowance for loan losses to total loans at end of year	0.51%	0.50%	0.53%	0.53%	0.64%

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

	At December 31,
	2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$654	34.99%	$462	29.92%
Home equity loans and lines of credit	584	20.82	605	25.39
Commercial real estate loans	400	28.19	321	27.91
Commercial business loans	28	2.01	29	2.53
SBA loans	236	11.49	197	11.58
Commercial construction loans	30	2.14	24	2.16
Consumer loans	10	0.36	18	0.51

Total allowance	$1,942	100.00%	$1,656	100.00%

	At December 31,
	2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$393	26.50%	$531	27.19%
Home equity loans and lines of credit	674	28.03	501	29.76
Commercial real estate loans	261	27.56	214	24.85
Commercial business loans	25	2.66	13	1.54
SBA loans	185	13.36	149	15.34
Commercial construction loans	11	1.11	1	—
Consumer loans	20	0.78	15	1.32

Total allowance	$1,569	100.00%	$1,424	100.00%

	At December 31, 2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$694	29.23%
Home equity loans and lines of credit	509	31.50
Commercial real estate loans	158	18.46
Commercial business loans	9	1.12
SBA loans	238	17.23
Commercial construction loans	1	0.08
Consumer loans	27	2.38

Total allowance	$1,636	100.00%

        At December 31, 2014, our allowance for loan losses represented 0.51% of total loans and 30.14% of non-performing loans, at December 31, 2013, our allowance for loan losses represented 0.50% of total loans and 25.64% of non-performing loans, and at December 31, 2012, our allowance for loan losses represented 0.53% of total loans and 20.48% of non-performing loans. There were $146,000, $480,000 and $1.0 million in net loan charge-offs during the years ended December 31, 2014, 2013 and 2012, respectively.

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

        At December 31, 2013, 2012 and 2011, we had no investment securities other than our required investment in Federal Home Loan Bank of Boston stock. In 2014, we invested certain net proceeds from the stock conversion in bank money market, interest-earning checking accounts, and a certificate of deposit. We may possibly invest in other investments permitted by our investment policy in the future.

Sources of Funds

        General.    Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

        Deposits.    Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing demand accounts, money market accounts, savings accounts, club accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2014, our core deposits, which are deposits other than certificates of deposit, were $225.3 million, representing 65.6% of total deposits.

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

        The following tables set forth the distribution of total deposit accounts, by account type, at or for the dates indicated.

	At or For the Year Ended December 31,
	2014				2013
	Average Balance	Balance	Percent of Balance	Weighted Average Rate	Average Balance	Balance	Percent of Balance	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposit accounts(1)	$68,455	$73,503	21.40%	—%	$62,154	$63,751	19.32%	—%
Money market accounts	62,910	64,117	18.66	0.42	55,528	59,210	17.95	0.42
Savings accounts and interest-bearing checking	84,789	86,529	25.19	0.10	80,646	79,931	24.23	0.15
Club accounts	1,445	1,189	0.34	0.15	1,462	1,614	0.49	0.15

Total transaction accounts	217,599	225,338	65.59	0.18	199,790	204,506	61.99	0.18
Certificates of deposit	122,111	118,206	34.41	1.68	123.088	125,410	38.01	1.68

Total deposits(1)	$339,710	$343,544	100.00%	0.75	$322,878	$329,916	100.00%	0.75

	At or For the Year Ended December 31, 2012
	Average Balance	Balance	Percent of Balance	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposit accounts	$54,609	$57,608	18.72%	—%
Money market accounts	52,248	51,570	16.75	0.43
Savings accounts and interest-bearing checking	74,735	77,042	25.03	0.25
Club accounts	1,454	1,197	0.39	0.25

Total transaction accounts	183,046	187,417	60.89	0.22
Certificates of deposit	114,836	120,376	39.11	1.82

Total deposits	$297,882	$307,793	100.00%	0.85%

(1)
Excludes stock subscriptions payable of $43.4 million at December 31, 2013.

        The following table sets forth the amount and maturities of certificates of deposit.

	At December 31, 2014
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 0.50%	$23,895	$4,228	$28	$—	$28,151	14.92%
0.51% - 1.00%	8,730	6,257	2,028	347	17,362	23.64
1.01% - 2.00%	1,470	1,586	14,247	18,249	35,552	27.81
2.01% - 3.00%	11,452	17,851	—	—	29,303	25.08
3.01% - 4.00%	7,838	—	—	—	7,838	8.55

Total	$53,385	$29,922	$16,303	$18,596	$118,206	100.00%

        As of December 31, 2014, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $47.1 million. The following table sets forth the maturity of these certificates as of December 31, 2014.

At December 31, 2014
(In thousands)
Three months or less	$5,089
Over three months through six months	4,870
Over six months through one year	7,439
Over one year	29,687

Total	$47,085

        The following table sets forth the certificates of deposit in Coastway Community Bank classified by interest rate as of the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)
Interest Rate:
Less than 0.50%	$28,151	$18,707	$18,097
0.51% - 1.00%	17,362	29,655	27,093
1.01% - 2.00%	35,552	34,878	24,438
2.01% - 3.00%	29,303	31,450	38,036
3.01% - 4.00%	7,838	10,720	12,170
4.01% and over	—	—	542

Total	$118,206	$125,410	$120,376

        Borrowed Funds.    We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our capital stock in the Federal Home Loan Bank of Boston and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2014, we had $47.8 million in advances from the Federal Home Loan Bank of Boston. At December 31, 2014, based on available collateral and our ownership of Federal Home Loan Bank of

Boston stock, we had access to additional Federal Home Loan Bank of Boston advances of up to $43.6 million.

        The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the years indicated.

	At or For the Years ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Federal Home Loan Bank of Boston Advances:
Balance at end of year	$47,800	$28,000	$16,343
Average balance during year	17,109	15,202	4,597
Maximum outstanding at any month end	47,800	28,000	16,343
Weighted average interest rate at end of year	0.34%	0.54%	1.03%
Average interest rate during year	0.56%	0.86%	3.15%

Subsidiary and Other Activities

        Following completion of the conversion, Coastway Community Bank became the wholly owned subsidiary of Coastway Bancorp, Inc. Coastway Community Bank has no subsidiaries. Coastway Community Bank offers various lines of insurance, including commercial, property and casualty through a joint venture with an insurance agency.

Personnel

        As of December 31, 2014, we had 136 employees, of which 135 were full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

        The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Rhode Island legislature, the Rhode Island Department of Business Regulation, the FDIC, the

Federal Reserve Board or the United States Congress, could have a material adverse impact on the financial condition and results of operations of Coastway Bancorp, Inc. and Coastway Community Bank. As is further described below, the Dodd-Frank Act has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

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

        The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of stockholders to influence boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments. However, as an "emerging growth company" under the JOBS Act, we are exempt from the stockholder vote requirement until one year after we cease to be an "emerging growth company." The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

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

Federal Regulations

        Capital Requirements.    Under the FDIC's regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as Coastway Community Bank, are required to comply with minimum leverage capital requirements. For an institution not anticipating or experiencing significant growth and deemed by the FDIC to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement in 2014 was a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio was not less than 4.0%. Tier 1 capital is the sum of common stockholder's equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

        FDIC regulations also require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or "risk-based capital ratios." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 200.0%. During 2014, state non-member banks were required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must have been Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities.

        In July, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, and certain top-tier bank holding companies, and top-tier savings and loan holding companies ("banking organizations"). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets a uniform minimum Tier 1 leverage ratio of 4.0%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets. The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

        At December 31, 2014, Coastway Community Bank was classified as well-capitalized.

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

        The FDIC has adopted regulations to implement the prompt corrective action legislation. In 2014, an institution was deemed to be "well capitalized" if it had a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution was "adequately capitalized" if it had a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution was "undercapitalized" if it had a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution was deemed to be "significantly undercapitalized" if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution was considered to be "critically undercapitalized" if it had a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

        The previously mentioned final regulatory capital rule that increases regulatory capital requirements adjusted the prompt corrective action categories accordingly effective January 1, 2015. Under the revised requirements, an institution must meet the following in order to be classified as "well capitalized": (1) a common equity Tier 1 risk-based ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged).

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

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 0.62 of a basis point of total average assets less average tangible capital.

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

        Federal Reserve System.    The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows as of January 22, 2015: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Coastway Community Bank complies with the foregoing requirements.

        Federal Home Loan Bank System.    Coastway Community Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Coastway Community Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2014, Coastway Community Bank was in compliance with this requirement.

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

        The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are "well capitalized" and "well managed,"

to opt to become a "financial holding company." A "financial holding company" may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Coastway Bancorp, Inc. has elected "financial holding company" status.

        In December 2014, legislation was passed by Congress that requires the Federal Reserve to revise its "Small Bank Holding Company Policy Statement" to exempt bank and savings and loan holding companies of less than $1.0 billion of consolidated assets from the consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. Currently, the small bank exemption applies only to bank holding companies (not savings and loan holding companies) of less than $500 million in consolidated assets. The Federal Reserve maintains authority to apply the consolidated capital requirements to any bank of savings and loan holding company as warranted for supervisory purposes. This legislation, when implemented by the Federal Reserve Board, may exempt the Company from the consolidated capital requirements until its consolidated assets reach $1.0 billion.

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

        The registration under the Securities Act of 1933 of shares of the Company's common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

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

        As an "emerging growth company," we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2014, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We prepared policies, procedures and systems designed to ensure compliance with these regulations.

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

        Minimum Tax.    The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as "alternative minimum taxable income." The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2014, Coastway Community Bank had no minimum tax credit carryforward.

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

        At December 31, 2014, $117.7 million, or 30.7%, of our loan portfolio consisted of commercial real estate and commercial business loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

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

        At December 31, 2014, $317.5 million, or 82.9% of our total loan portfolio, consisted of loans secured by real estate in the state of Rhode Island. We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of further weakness and/or a economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. During the last several years, economic conditions and real estate values within our market area have declined. The unemployment rate in the State of Rhode Island was 6.8% in December 2014 as compared to the national unemployment rate of 5.6% in December 2014. The median sales price of a single family home in the State of Rhode Island declined 7.1% and 2.6% in 2011 and 2012, respectively, while increasing 7.9% in 2013 and 5% in 2014. From 2005 to December 31, 2014, the median sales price of a single family home in the State of Rhode Island declined by approximately 24.0%.

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

        A significant portion of our one- to four-family residential real estate loans are nonconforming to secondary market requirements, and are therefore not saleable to Fannie Mae, Freddie Mac, Federal Housing Administration ("FHA") or Rhode Island Housing. At December 31, 2014, $77.2 million, or 57.5%, of our one- to four-family residential loan portfolio consisted of loans that were considered nonconforming because they exceeded the maximum balance allowable for sale (generally $417,000 for single-family homes in our market area), or jumbo loans. At December 31, 2014, we had four non-performing jumbo loans totaling $2.2 million. Included in the $77.2 million of jumbo loans are $11.9 million of individual residential one- to four-family real estate loans purchased from third party originators, secured by real estate in New England.

        From 2000 until early 2006, we originated loans to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower's income source is not subject to verification through the application process. At December 31, 2014, we had $3.0 million in stated income loans, or 2.2% of our one- to four-family residential real estate loan portfolio, of which $1.4 million were non-performing loans. Approximately 37% of the $3.0 million in stated income loans were made to borrowers who had existing commercial relationships and financial information on file with us.

        Jumbo one- to four-family residential loans have increased risk due to their potential for greater exposure to loss as a result of their larger balances, which cannot be sold to government sponsored enterprises. Stated income loans have increased risk due to the lack of income verification applied to such loans which could result in higher rates of default. If our nonconforming one- to four-family residential real estate loans do not perform, it will have an adverse effect on our financial condition and results of operations.

Our significant concentration of home equity loans and lines of credit exposes us to increased credit risk.

        At December 31, 2014, $79.8 million, or 20.8%, of our loan portfolio consisted of home equity loans and lines of credit, of which $43.0 million are in a junior lien position, with an average loan size of $39,000. Economic conditions have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our home equity loans and lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by foreclosing and selling the real estate collateral, or if another lender has priority over us, and we may be unsuccessful in recovering the remaining balance on defaulted loans after the senior liens are satisfied.

Our operating expenses are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

        Since 2012, we have opened two new branch offices and relocated one branch office from a leased property to a bank-owned building with a land lease; and increased our full time equivalent employees ("FTEs") from 125 at June 30, 2012 to 143 at December 31, 2013. This increase in our branch network and full time equivalent employees was part of a strategy to increase our platform to allow for future loan and deposit growth, and improve customer service. Our number of FTEs decreased to 135 at December 31, 2014 as a result of both attrition and involuntary terminations. In 2014, we incurred $103,000 in severance expense related to involuntary termination of certain employees and incurred

$141,000 of pension settlement expense. In the second quarter of 2013, we incurred an impairment charge of $482,000 on real estate held for sale. In July of 2013, we implemented a supplemental executive retirement plan for certain executives. In 2014, we incurred impairment charges totaling $1.1 million on real estate held for sale. Appraisals of the underlying properties are critical in determining the valuation of real estate held for sale. Although we utilize the most recent appraisal to assess the valuation of real estate held for sale, a change in appraisal assumptions or entering into a Purchase and Sale Agreement for a property below its carrying value could require additional impairment which could adversely affect earnings. In 2014, we relocated to a new corporate headquarters which increased our occupancy expense. These actions have increased our non-interest expense. In connection with the completed offering, we made a contribution to our new charitable foundation and put in place an employee stock ownership plan, and incurred increased professional and regulatory fees which had the effect of reducing our net income in 2014 and future periods. In addition, in future periods we intend to institute one or more stock-based benefit plans which will increase our non-interest expense.

        Our non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, or our non-interest expense divided by the sum of our net interest income and our non-interest income. For the years ended December 31, 2014, 2013, and 2012, our efficiency ratio was 105.76%, 94.42%, and 82.56%, respectively. Generally, this means we spent approximately $1.06, $0.94, and $0.83 during those years to generate $1.00 of income. If we are unable to lower our efficiency ratio by executing our business strategies, our profitability may be adversely affected.

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

        Historically, our interest-earning assets repriced more quickly than our interest-bearing liabilities, which made us vulnerable to decreases in interest rates. For the years ended December 31, 2014 and 2013, our net interest margin was 3.38% and 3.35%, respectively. Our asset/liability management committee utilizes a computer simulation model to provide an analysis of estimated changes in the net present value of equity in various interest rate scenarios. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Conversely, a reduction in interest rates can result in increased prepayments of loans, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans. In addition, we may not be able to lower our cost of funds as quickly as certain loans mature, reprice or are refinanced, which may cause a decline in our net interest margin.

Historically low interest rates may adversely affect our net interest income and profitability.

        In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated have been at lower levels than available prior to 2008. This has been a significant factor to our net interest income which while increasing to $13.2 million for the year ended December 31, 2014 from $11.3 million for the year ended December 31, 2013 due to growth in average loans of $37.5 million, had the effect of reducing net interest income by $73,000. As a general matter, our interest-earning assets reprice or mature slightly more quickly than our interest-bearing liabilities, which has resulted in decreases in net interest margin as interest rates decreased. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease as long as the low interest rate environment continues. The Federal Reserve Board has indicated its intention to maintain low interest rates for a considerable time following the end of its asset repurchase program which occurred in October 2014. Accordingly, our net interest income may continue to decrease, which will have an adverse effect on our profitability.

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

        We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as foreclosed real estate and at certain other times during the holding period of the asset. We also obtained appraisals and broker price opinions on our real estate held for sale. Our net book value, or NBV, of the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's NBV over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our foreclosed real estate and/or real estate held for sale may not be sufficient to recover our carrying value in such assets, resulting in the need for additional write-downs. An impairment loss is recorded on real estate held for sale to the extent that the fair value less estimated cost to sell is less than the NBV and/or if a Purchase & Sale Agreement is entered into at a price lower than the net carrying value. In addition, bank regulators periodically review our foreclosed real estate and may require us to recognize further write-downs. Any increase in our charge-offs, write-downs and/or impairment losses may have a material adverse effect on our financial condition and results of operations.

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

        We are dependent upon the services of the members of our senior management team who direct our strategy and operations. We have benefited from consistency within our senior management team, with our top six executives averaging over 12 years of service with Coastway Community Bank and more than a combined 209 years of financial institution experience. Members of our senior management team, or lending specialists who possess expertise in our markets and maintain key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

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

        In July 2013, the FDIC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Coastway Community Bank. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

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

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements may increase our expenses.

        As a result of the completion of our initial public offering in January, 2014, we became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will continue to require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with this annual report. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management's attention from our operations.

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

        We believe that the contribution to the charitable foundation will be deductible for federal income tax purposes. However, the Internal Revenue Service may disagree with our determination and not grant tax-exempt status to the charitable foundation. If the contribution is not deductible, we would not receive any tax benefit from the contribution. The value of the contribution of cash and shares was $1.5 million, which resulted in after-tax expense of approximately $900,000 during the year ended December 31, 2014. In the event that the Internal Revenue Service does not grant tax-exempt status to the charitable foundation or the contribution to the charitable foundation is otherwise not tax deductible, we would recognize as after-tax expense the full value (i.e., $1.5 million) of the entire contribution.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        As of December 31, 2014, the net book value of our properties including real estate held for sale was $24.0 million. The net book value of our furniture, fixtures and equipment at December 31, 2014 was $3.1 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Building Square Footage	Net Book Value of Real Property
				(In thousands)
Corporate Headquarters: (including land)
One Coastway Blvd Warwick, RI 02886	Owned	2014	46,000	$10,585
Full Service Branches: (including land)
180 Washington Street Providence, RI 02903	Owned	2011	7,000	3,982
Warwick 2089 Warwick Avenue Warwick, RI 02889	Owned	1954	4,628	773
Women & Infants Hospital(1) 101 Dudley Street Providence, RI 02905	Leased	1986	1,000	—
Lincoln(2) 618 George Washington Highway Lincoln, RI 02865	Owned	2013	3,800	1,412
Cranston East 1155 Reservoir Avenue Cranston, RI 02920	Owned	2000	4,810	2,078
Cowesett 3830 Post Road Warwick, RI 02886	Owned	2002	2,771	1,376
East Providence 2830 Pawtucket Avenue East Providence, RI 02915	Owned	2005	3,476	1,934
East Greenwich 5750 Past Road East Greenwich, RI 02818	Owned	2012	3,500	4,300
Cranston West 200 Comstock Parkway Cranston, RI 02920	Owned	2013	3,800	2,400
Real estate held for sale:
One Coastway Plaza Cranston, RI 02910	Owned	2003	22,671	2,596
2285 New London Turnpike Coventry, RI 02816 (land)	Owned	2010	—	1,235

(1)
The lease expires on June 30, 2016.

(2)
The Bank owns the branch building but leases the land. The land lease term expires in 2018 and has four renewal options for 5 year periods each.

Item 3.    Legal Proceedings

        The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions as of December 31, 2014 is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Our shares of common stock are traded on the NASDAQ Capital Market under the symbol "CWAY". The approximate number of holders of record of Coastway Bancorp, Inc.'s common stock as of March 11, 2015 was 4,947,879. Certain shares of Coastway Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Coastway Bancorp, Inc. began trading on the NASDAQ capital Market on January 15, 2014.

	Price Per Share
2014	High	Low
Fourth quarter	$11.89	$10.60
Third quarter	11.24	10.52
Second quarter	10.95	10.13
First quarter	11.05	10.00

        Coastway Bancorp, Inc. has never paid a cash dividend. The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will ever be paid or that, if paid, will not be reduced.

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

        At December 31, 2014, there were no compensation plans under which equity securities of Coastway Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

        The Company did not repurchase any of its shares during the fourth quarter of 2014. On January 30, 2015, the Company announced that the Board of Directors has adopted its first stock repurchase program. Under the repurchase program, the Company may repurchase up to 247,459 shares of its common stock, or approximately 5% of its outstanding shares.

Item 6.    Selected Financial Data

        The following tables set forth selected consolidated historical financial and other data of Coastway Bancorp, Inc. and subsidiaries at or for the year ended December 31, 2014. Selected historical financial and other data at or for the years ended December 31, 2013, 2012, 2011 and 2010 are for Coastway Bancorp, MHC or Coastway Community Bank. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2014 and 2013 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Coastway Bancorp, Inc. and subsidiary beginning at page 60 of this annual report. The information at and for the years ended December 31, 2012, 2011 and 2010 is derived in part from audited financial statements that are not included in this annual report.

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$465,826	$432,678	$354,622	$322,967	$309,265
Cash and cash equivalents	14,582	51,519	7,020	5,366	5,241
Loans, net	383,909	328,576	296,999	269,578	257,045
Loans held for sale	10,995	8,648	13,642	14,528	19,250
Federal Home Loan Bank stock	3,207	2,694	3,036	3,408	3,408
Deposits	343,544	329,916	307,793	282,956	261,851
Borrowed funds	47,800	28,000	16,343	10,769	19,789
Total stockholders' equity	70,504	27,839	27,296	26,123	25,302

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Operating Data:
Interest income	$15,592	$13,957	$13,207	$13,717	$14,116
Interest expense	2,396	2,630	2,650	2,704	3,403

Net interest income	13,196	11,327	10,557	11,013	10,713
Provision for loan losses	432	567	1,109	1,157	1,244

Net interest income after provision for loan losses	12,764	10,760	9,448	9,856	9,469
Non-interest income	5,250	6,157	7,175	6,020	4,965
Non-interest expense	19,509	16,508	14,640	14,158	13,386

Income (loss) before income taxes	(1,495)	409	1,983	1,718	1,048
Income tax expense (benefit)	(530)	187	835	706	471

Net income (loss)	$(965)	222	1,148	1,012	577

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (ratio of net income to average total assets)	(0.22)%	0.06%	0.34%	0.32%	0.19%
Return (loss) on equity (ratio of net income to average equity)	(1.40)%	0.81%	4.36%	3.92%	2.32%
Interest rate spread(1)	3.16%	3.18%	3.32%	3.68%	3.52%
Net interest margin(2)	3.38%	3.35%	3.51%	3.87%	3.75%
Efficiency ratio(3)	105.76%	94.42%	82.56%	83.12%	85.38%
Non-interest expense to average total assets	4.51%	4.44%	4.39%	4.55%	4.33%
Average interest-earning assets to average interest-bearing liabilities	134.61%	121.67%	121.36%	120.17%	119.61%
Average equity to average total assets	15.93%	7.37%	7.89%	8.28%	8.04%
Asset Quality Ratios:
Nonperforming assets to total assets	1.66%	1.86%	2.89%	2.64%	3.39%
Nonperforming loans to total loans	1.68%	1.97%	2.58%	2.47%	3.90%
Net charge-offs to average loans outstanding	0.04%	0.15%	0.35%	0.51%	0.36%
Allowance for loan losses to nonperforming loans	30.14%	25.64%	20.48%	21.38%	16.30%
Allowance for loan losses to total loans	0.51%	0.50%	0.53%	0.53%	0.64%
Capital Ratios:
Equity to total assets at end of period	15.1%	6.4%	7.7%	8.1%	8.2%
Total capital to risk-weighted assets(4)	15.3%	9.8%	10.7%	11.4%	12.1%
Tier 1 capital to risk-weighted assets(4)	14.7%	9.3%	10.1%	10.8%	11.4%
Tier 1 capital to adjusted assets(4)	11.6%	7.2%	8.1%	8.3%	8.3%
Other Data:
Number of full service offices	9	9	8	7	7
Full time equivalent employees	135	143	141	123	125

(1)
Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)
Represents net interest income as a percent of average interest-earning assets for the year.

(3)
Represents non-interest expense divided by the sum of net interest income and non-interest income. Our efficiency ratio for 2014 includes the impact of the impairment losses of $1.1 million related to the impairment of real estate properties that were classified as held for sale, as well as the $1.5 million contribution to Coastway Cares Charitable Foundation II. Our efficiency ratio for 2013 includes the impact of impairment losses of $482,000 related to the impairment of two real estate properties that were classified as held for sale.

(4)
Represents capital ratios of Coastway Community Bank.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section is intended to help investors understand the financial performance of Coastway Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2014 and 2013 and our results of operations for the years ended December 31, 2014 and 2013. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page 59 of this annual report. Coastway Bancorp, Inc. had not engaged in any activities at December 31, 2013; therefore, the information reflected in this section related to 2013 reflects the financial performance of Coastway Bancorp, MHC and subsidiaries.

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

        Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of customer service fees, gains on sales of loans, net, Bank-owned life insurance ("BOLI) income, and other income. Non-interest expense currently consists primarily of expenses related to salary and employee benefits, occupancy and equipment, data processing, deposit servicing, professional fees, federal deposit insurance assessments, advertising, contribution to Coastway Cares Charitable Foundation II, foreclosed real estate, impairment loss on real estate held for sale and other general and administrative expenses.

        Net loss was $965,000 for the year ended December 31, 2014, a decrease of $1.2 million from net income of $222,000 for the year ended December 31, 2013. Net income decreased due to an increase of $3.0 million in non-interest expense and a decrease in non-interest income of $907,000, partially offset by an increase in net interest income of $1.9 million, a decline in the provision for loan losses of $135,000 and a decline in income tax expense of $717,000. The increase in non-interest expenses was primarily due to a contribution of $1.5 million to Coastway Cares Charitable Foundation II, in connection with our initial public offering, of which $300,000 in cash and 122,054 share of Company common stock were contributed. Non-interest expenses for the year ended December 31, 2014 was also impacted by an increase in impairment loss on real estate held for sale of $617,000 as compared to 2013. The Company recorded an impairment loss of $706,000 upon reclassifying the previous corporate headquarters to real estate held for sale as a result of moving to a new location for our headquarters and a loss of $393,000 upon signing a purchase & sale agreement to sell another real estate held for sale property which sale closed in October 2014. The decrease in non-interest income was primarily the result of a decline in gains on sales of loans, net of $1.0 million to $1.9 million for the year ended December 31, 2014 from $2.9 million for the year ended December 31, 2013, as the gains on sales of residential mortgage loans decreased $834,000 from $2.6 million for the year ended December 31, 2013 to $1.9 million for the year ended December 31, 2014. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

        Increase Commercial Real Estate and Commercial Business Lending.    In order to increase the yield on our loan portfolio and reduce the term to repricing, following our conversion from a credit union to a bank, we began to increase our commercial real estate and commercial business loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner occupied businesses such as professional service providers. Our commercial real estate and commercial business loan portfolios have grown from $47.5 million and $2.9 million, respectively, at December 31, 2010 to $108.0 million and $7.7 million, respectively, at December 31, 2014. The additional capital raised in the offering has increased our commercial lending capacity by enabling us to originate more loans as well as loans with larger balances that we intend to retain in our portfolio.

        Continue to Originate and Sell Certain Residential Real Estate Loans.    Residential mortgage lending has historically comprised a significant portion of our operations. We recognize that the origination of one-to four-family residential real estate loans is essential to maintaining customer relations and our status as a community-oriented bank. During the year ended December 31, 2014, we originated $137.4 million in one- to four-family residential real estate loans held for sale and sold $134.9 million of such loans for gains on sale of $1.9 million, and during the year ended December 31, 2013, we originated $166.6 million in one- to four-family residential real estate loans held for sale and sold $170.7 million of such loans for gains on sale of $2.6 million. We intend to continue to sell in the secondary market the majority of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the overall duration of our loan portfolio. To the extent available, we intend to continue to develop an appropriately sized portfolio of jumbo and shorter term adjustable-rate one- to four-family residential real estate loans to increase interest income and assist in the management of our interest rate risk. During the year ended December 31, 2014, we also purchased $11.9 million of individual one- to four-family residential loans from third party originators, which the Bank re-underwrites in accordance with the Bank's lending policy prior to purchase. At December 31, 2014, we had $77.2 million in jumbo loans, which represented 57.5% of our one- to four-family residential real estate loan portfolio.

        Maintain Disciplined Underwriting.    We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio. At December 31, 2014, non-performing assets totaled $7.7 million, which represented 1.66% of total assets. At December 31, 2014, there were no non-performing commercial real estate loans and no non-performing commercial business loans. Non-performing SBA loans totaled $204,000 at December 31, 2014, of which $148,000 was guaranteed by the SBA.

        Increase our Share of Lower-Cost Deposits.    We remain committed to generating lower-cost stable core deposits. We attract and retain transaction accounts by offering competitive products and rates and excellent customer service. Our core deposits (consisting of demand deposit accounts, savings accounts, money market accounts and club accounts) increased $20.8 million to $225.3 million at December 31, 2014 from $156.1 million at December 31, 2010. At December 31, 2014, core deposits comprised 65.6% of our total deposits.

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

        The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2014, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

        The general component is determined by segregating the remaining loans, including those loans not meeting the definition of an impaired loan, by type of loan. We utilize a ten-year historical loss experience period to capture loss trends from both positive and negative times in the economic cycle, and adjust the loss history for qualitative factors, including level/trends in delinquencies, consideration of more recent charge-off trends (i.e. last three-year period), general economic conditions, weighted average risk weightings, loan concentrations, management's assessment of internal factors and management's assessment of external factors such as interest rates, real estate markets and local and national economic factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. For our one- to four-family residential real estate and home equity portfolios, the credit quality of the individual borrower may be impacted by the overall health of the economy, including unemployment rates and housing prices. For commercial and SBA loans, the underlying cash flows generated by the properties and/or businesses may be adversely impacted by a downturn in the economy. Actual loan losses may be significantly more than the allowance for loan losses established, which could have a material negative effect on our financial results.

        On a monthly basis, our Credit Committee reviews the current status of various loans. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes a review of delinquent, nonaccrual and classified loans. A shortfall in collateral value less estimated selling costs when compared to the loan amount outstanding for a collateral dependent loan results in a recommendation of a specific allowance and/or charge-off if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value available.

        Based on the composition of our loan portfolio and the economy, the primary risks that may impact the allowance for loan losses are increases in interest rates, a decline in the general economy, further increases in the already elevated level of unemployment in Rhode Island, and a decline in real estate market values in Rhode Island. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance. The assumptions supporting such appraisals are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

        Valuation of Real Estate Held for Sale.    When real estate is determined to be held for sale, it is recorded at the lower of estimated fair value less estimated costs to sell. The fair value less costs to sell is determined based on current appraisals that utilize prices in observed transactions involving similar assets or estimated selling price less costs to sell. Appraisals of the underlying properties are critical in determining the valuation of real estate held for sale. Although we utilize the most recent appraisal to assess the valuation of real estate held for sale, a change in appraisal assumptions or entering into a Purchase and Sale Agreement for a property below its carrying value could require additional impairment which could adversely affect earnings. Impairment losses during the year represent write-downs from the properties' carrying value to fair value less estimated costs to sell.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

        Assets.    Our total assets increased $33.1 million, or 7.7%, to $465.8 million at December 31, 2014 from $432.7 million at December 31, 2013 primarily due to an increase in total loans, partially offset by a decrease in cash and cash equivalents. Total loans (excluding loans held for sale) increased $55.0 million, or 16.7%, to $383.2 million at December 31, 2014 from $328.2 million at December 31, 2013. The increase in total loans was primarily due to an increase of $35.9 million, or 36.6%, in residential one- to four-family real estate loans which increased to $134.1 million at December 31, 2014 from $98.2 million at December 31, 2013. During 2014, we increased our jumbo one- to four-family residential loans held in portfolio both from originations as well as $11.9 million of individual loans purchased from third party originators. Commercial real estate loans also increased $16.4 million, or 17.9%, to $108.0 million at December 31, 2014 as compared to $91.6 million at December 31, 2013.

        Cash and cash equivalents decreased to $14.6 million at December 31, 2014 as compared to $51.5 million at December 31, 2013, as a result of $43.4 million of stock subscriptions received for our mutual-to-stock conversion which was held in interest-earning deposits at December 31, 2013. The mutual-to-stock conversion was completed on January 14, 2014. Cash and cash equivalents were utilized to fund 2014 loan growth, resulting in the 2014 decrease.

        Deposits.    Our primary source of funds is retail deposits held by individuals and businesses within our market area. Deposits increased $13.6 million, or 4.1%, to $343.5 million at December 31, 2014 from $329.9 million at December 31, 2013, primarily as a result of an increase in the balance of non-interest bearing demand deposit accounts of $9.8 million, or 15.3%, an increase of $6.6 million in the balance of savings and interest bearing demand deposit accounts, or 8.3%, and an increase of $4.9 million in the balance of money market accounts, or 8.3%, partially offset by a decrease in the balance of certificates of deposit of $7.2 million, or 5.7%. Customers have generally continued to maintain funds in more liquid deposit accounts during periods of low interest rates.

        Borrowed Funds.    We utilize borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an alternate funding source. Borrowed funds at December 31, 2014 totaled $47.8 million as compared to $28.0 million at December 31, 2013, an increase of $19.8 million, or 70.7%. Borrowed funds at December 31, 2014 were primarily comprised of $46.5 million in short-term advances at a weighted average rate of 0.24% as compared to overnight advances of $26.0 million at a weighted average rate of 0.28% at December 31, 2013, and increased in order to fund loan growth. Long-term FHLBB advances at December 31, 2013 amounted to $2.0 million at a weighted average rate of 3.97% with $700,000 in long-term advances maturing in 2014 with $1.3 million maturing in 2015. The decrease in long-term advances in 2014 of $700,000 was due to maturities.

        Total Stockholders' Equity.    Total stockholders' equity increased $42.7 million to $70.5 million at December 31, 2014 from retained earnings of $27.8 million at December 31, 2013. The increase in stockholders' equity was due to IPO net proceeds of $46.3 million, and issuance of stock to Coastway Cares Charitable Foundation II of $1.2 million, net of unearned compensation for the ESOP. Total retained earnings decreased to $27.1 million at December 31, 2014 from $28.0 million at December 31, 2013. The decrease in retained earnings was due to a net loss of $965,000 during the year ended December 31, 2014. Accumulated other comprehensive loss increased $145,000 as a result of losses pertaining to our defined benefit plan.

Comparison of Operating Results for the Year Ended December 31, 2014 and December 31, 2013

        General.    Net loss was $965,000 for the year ended December 31, 2014, a decrease of $1.2 million from net income of $222,000 for the year ended December 31, 2013. Net income decreased due to an increase of $3.0 million in non-interest expense and a decrease in non-interest income of $907,000, partially offset by an increase in net interest income of $1.9 million, a decline in the provision for loan losses of $135,000 and a decline in income tax expense of $717,000.

        Interest Income.    Interest income increased $1.6 million, or 11.7%, to $15.6 million for the year ended December 31, 2014 from $13.9 million for the year ended December 31, 2013. The increase reflected an increase in the average balance of interest-earning assets of $52.7 million to $390.6 million for the year ended December 31, 2014 as compared to $337.9 million for the year ended December 31, 2013, partially offset by a decrease in the average yield on interest-earning assets to 3.99% for the year ended December 31, 2014 as compared to 4.13% for the year ended December 31, 2013. The majority of our interest income was derived from interest and fees on loans.

        Interest and fees on loans increased $1.5 million, or 11.1%, to $15.5 million for the year ended December 31, 2014 from $13.9 million for the year ended December 31, 2013. Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $37.5 million to $364.3 million for the year ended December 31, 2014 as compared to $326.9 million for the year ended December 31, 2013, partially offset by a decrease in the average yield on loans, which declined to 4.24% for the year ended December 31, 2014 as compared to 4.26% for the year ended December 31, 2013. The increase in our average balance of loans was principally due to the growth in our residential one-to four-family real estate loan portfolio, reflecting the low interest rate environment that existed for residential mortgage loans during the year ended December 31, 2014 and loans purchased from third party originators, as well as growth in our commercial real estate loan portfolio. The 2 basis point decline in the average yield on loans was primarily the result of the low interest rate environment as new loans were added to the portfolio at lower interest rates, net of loan payoffs and maturities.

        Interest Expense.    Interest expense was $2.4 million for year ended December 31, 2014 as compared to $2.6 million for the year ended December 31, 2013. Interest expense on deposits decreased $199,000 as a result of a decline in the average cost of deposits of 11 basis points during the year ended December 31, 2014 as compared to the year ended December 31, 2013, partially offset by an increase in the average balance of deposits of $10.5 million in 2014. The average cost of certificates of deposit declined 12 basis points from 1.71% for the year ended December 31, 2013 to 1.59% for the year ended December 31, 2014 as a result of the low interest rate environment. The average balance of money market accounts increased $7.4 million during the year ended December 31, 2014 to $62.9 million. The average balance of savings and interest bearing demand deposit accounts increased

$4.1 million from $80.6 million for the year ended December 31, 2013 to $84.8 million for the year ended December 31, 2014. The average balance of certificate of deposit accounts decreased to $122.1 million for the year ended December 31, 2014 as compared to $123.1 million for the year ended December 31, 2013.

        Interest expense on borrowed funds decreased $35,000, or 26.7%, to $96,000 for the year ended December 31, 2014 from $131,000 for the year ended December 31, 2013. The decrease was principally due to a decrease in the average cost of borrowings which declined from 0.86% for the year ended December 31, 2013 to 0.56% for the year ended December 31, 2014 due to a higher proportion of our borrowings in 2014 consisting of lower costing short-term borrowings. The average balance of borrowed funds increased to $17.1 million for the year ended December 31, 2014 from $15.2 million for the year ended December 31, 2013.

        Net Interest Income.    Net interest income increased $1.9 million, or 16.5%, to $13.2 million for the year ended December 31, 2014 from $11.3 million for the year ended December 31, 2013. This increase was due to a $42.2 million increase in net interest-earning assets to $100.4 million for the year ended December 31, 2014. This growth in net interest-earning assets was offset by a decrease in our interest rate spread of two basis points to 3.16% for the year ended December 31, 2014 as compared to 3.18% for the prior year.

        Provision for loan losses.    A provision for loan losses of $432,000 was recorded to the allowance for loan losses during the year ended December 31, 2014, a decrease of $135,000 as compared to a provision of $567,000 for the year ended December 31, 2013. Our provision for loan losses is based on our assessment of loss history, current asset quality and economic trends. During the year ended December 31, 2014, a provision of $84,000 was recorded relating to the home equity loan portfolio as compared to a provision of $343,000 during the year ended December 31, 2013. We recorded net charge-offs on the home equity loan portfolio of $105,000 during the year ended December 31, 2014 as compared to $412,000 during 2013. The provision on home equity loans declined in 2014 as compared to 2013 primarily due to the $3.6 million decline in home equity loans as well as the improvement in net charge-offs. We recorded a provision of $222,000 primarily due to residential loan growth of $35.9 million during the year ended December 31, 2014. Net charge-offs on the residential one- to four-family loan portfolio totaled $30,000 during the year ended December 31, 2014 as compared to net charge-offs of $79,000 during the year ended December 31, 2013.

        A provision of $567,000 was recorded during the year ended December 31, 2013. The provision for the year ended December 31, 2013 was principally allocated to the home equity and residential one- to four- family loan portfolios. During the year ended December 31, 2013, the home equity loan portfolio had net charge-offs of $412,000 with a provision of $343,000 recorded. We recorded a provision of $148,000 primarily due to residential one- to four-family loan growth of $19.5 million during the year ended December 31, 2013.

        Non-Interest income.    Non-interest income declined $907,000, or 14.7%, to $5.3 million for the year ended December 31, 2014 from $6.2 million for the year ended December 31, 2013. The decrease in non-interest income was primarily the result of a decline in gains on sales of loans, net of $1.0 million to $1.9 million for the year ended December 31, 2014 from $2.9 million for the year ended December 31, 2013. During the year ended December 31, 2013, we recognized SBA loan sales income of $159,000 as compared to no SBA loan sales income during the year ended December 31, 2014. Gains on sales of residential mortgage loans decreased $834,000 from $2.6 million for the year ended December 31, 2013 to $1.9 million for the year ended December 31, 2014. The decrease in gains on sales of residential mortgage loans resulted from a decrease in the volume of loans sold in part due to a decline in loan refinancings. As the volume of our loan sales decreased, the fair value of our mortgage loan commitment derivatives also declined and we recorded a loss in the fair value of our mortgage derivatives of $24,000 during the year ended December 31, 2014 as compared to a loss of

$181,000 during the year ended December 31, 2013. During the year ended December 31, 2013, we also recorded a loss of $28,000 upon the transfer of four loans to portfolio from loans held for sale, to record the loans at the lower of cost or market value.

        BOLI income increased $73,000 for the year ended December 31, 2014, as the BOLI policies were purchased in July 2013.

        Non-Interest expenses.    Non-interest expenses increased $3.0 million, or 18.2%, to $19.5 million for the year ended December 31, 2014 from $16.5 million for the year ended December 31, 2013. The increase in non-interest expenses was primarily due to a contribution of $1.5 million to Coastway Cares Charitable Foundation II, in connection with our initial public offering, of which $300,000 in cash and 122,054 shares of Company common stock were contributed. Non-interest expenses for the year ended December 31, 2014 was also impacted by an increase in impairment loss on real estate held for sale of $617,000 as compared to 2013. The Company recorded an impairment loss of $706,000 upon reclassifying the previous corporate headquarters to real estate held for sale as a result of moving to a new location for our headquarters and a loss of $393,000 upon signing a purchase & sale agreement to sell another real estate held for sale property which sale closed in October 2014.

        Salary and employee benefits expense increased $389,000 during the year ended December 31, 2014 to $8.8 million from $8.4 million for 2013 due to $103,000 of involuntary termination benefits in 2014, an increase in supplemental executive retirement plan expense of $240,000 during the year ended December 31, 2014 as the plan was implemented beginning July 1, 2013, and general merit increases. Partially offsetting the increases in salary and employee benefit expenses was the impact of the decrease in full time equivalent employees which had increased from 141 employees at December 31, 2012 to 143 employees at December 31, 2013, and decreased to 135 employees at December 31, 2014. Occupancy and equipment costs increased $370,000 during the year ended December 31, 2014 to $2.7 million from $2.4 million for the year ended December 31, 2013 due to the increased costs associated with the new corporate headquarters and additional land rental and building depreciation expense from our Lincoln branch which relocated in December 2013. Data processing expense decreased $35,000 in 2014 due to reduced core data processing costs partially offset by higher network and home banking expenses. Professional fees increased $182,000, or 34.7%, to $707,000 for the year ended December 31, 2014 as compared to $525,000 for the year ended December 31, 2013 primarily due to additional legal, regulatory and other professional fees associated with being a public company and IT consulting expenses. Advertising expenses declined $55,000, or 18.7%, during the year ended December 31, 2014 to $239,000 as compared to $294,000 for the prior year due to a decrease in print advertising. Foreclosed real estate expense decreased $143,000 during the year ended December 31, 2014 due primarily to lower write-downs of foreclosed real estate. FDIC insurance assessment decreased $37,000 from 2013, as in 2013 we incurred a higher assessment rate for the fourth quarter of 2013 based on our regulatory classification of adequately capitalized at December 31, 2013 due to our asset growth. We closed our mutual to stock conversion on January 14, 2014 raising $46.4 million in net proceeds returning our regulatory classification to well-capitalized and our assessment rate decreased for 2014 from the fourth quarter of 2013. Other general and administrative costs increased $73,000, or 4.8%, primarily due to $148,000 of costs to repair a roof on a former real estate held for sale property, an increase in training and education costs of $35,000 and an increase in insurance costs of $35,000 partially offset by a $148,000 decrease in other charitable contributions given the contribution to Coastway Cares Charitable Foundation II.

        Income tax expense (benefit).    Income tax expense (benefit) was a benefit of $530,000 for the year ended December 31, 2014 as compared to an expense of $187,000 for the year ended December 31, 2013. The decline in income tax expense was primarily due to a reduction in pre-tax income of $1.9 million during the year ended December 31, 2014. During 2014, a $1.5 million contribution was made to Coastway Cares Charitable Foundation II, which created a tax benefit of approximately $600,000. During 2013, we recorded a $20,000 valuation allowance related to contribution carry-forwards that we do not believe will be realizable.

Average Balance Sheets

        The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the years presented. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets:
Loans and loans held for sale	$364,329	$15,451	4.24%	$326,878	$13,935	4.26%	$289,404	$13,173	4.55%
Cash and cash equivalents	23,716	99	0.42	8,259	11	0.14	8,301	15	0.18
Federal Home Loan Bank of Boston stock	2,512	42	1.67	2,758	11	0.39	3,105	19	0.61

Total interest-earning assets	390,557	15,592	3.99	337,895	13,957	4.13	300,810	13,207	4.39

Non-interest-earning assets	41,616			33,807			32,871

Total assets	$432,173			$371,702			$333,681

Liabilities and Stockholders' equity:
Money market accounts	$62,910	262	0.42	$55,528	234	0.42	$52,248	222	0.42
Savings accounts	84,789	91	0.11	80,646	153	0.19	74,735	175	0.23
Club accounts	1,445	2	0.14	1,462	2	0.14	1,454	4	0.28
Certificates of deposit	122,111	1,943	1.59	123,088	2,107	1.71	114,836	2,104	1.83

Total interest-bearing deposits	271,255	2,298	0.85	260,724	2,496	0.96	243,273	2,505	1.03
Borrowed funds	17,109	96	0.56	15,202	131	0.86	4,597	145	3.15
Subscriptions payable	1,779	2	0.11	1,868	3	0.19	—	—	—

Total interest-bearing liabilities	290,143	2,396	0.83	277,794	2,630	0.95	247,870	2,650	1.07

Non-interest-bearing deposits	68,455			62,154			54,609
Other liabilities	4,720			4,348			4,887

Total liabilities	363,318			344,296			307,366
Stockholders' equity	68,855			27,406			26,315

Total liabilities and Stockholders' equity	$432,173			$371,702			$333,681

Net interest income		$13,196			$11,327			$10,557

Net interest rate spread(1)			3.16%			3.18%			3.32%
Net interest-earning assets(2)	$100,414			$60,101			$52,940
Net interest margin(3)			3.38%			3.35%			3.51%
Average interest-earning assets to interest-bearing liabilities	134.61%			121.64%			121.36%

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

	Year Ended December 31, 2014 vs. 2013			Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and loans held for sale	$1,589	$(73)	$1,516	$1,554	$(792)	$762
Cash and cash equivalents	41	47	88	—	(4)	(4)
Federal Home Loan Bank of Boston stock	(1)	32	31	(2)	(6)	(8)

Total interest-earning assets	1,629	6	1,635	1,552	(802)	750

Interest-bearing liabilities:
Money market accounts	31	(3)	28	14	(2)	12
Savings accounts	7	(69)	(62)	13	(35)	(22)
Club accounts	—	—	—	—	(2)	(2)
Certificates of deposit	(17)	(147)	(164)	146	(143)	3
Subscriptions payable	—	(1)	(1)	3	—	3
Borrowed funds	15	(50)	(35)	150	(164)	(14)

Total interest-bearing liabilities	36	(270)	(234)	326	(346)	(20)

Change in net interest income	$1,593	$276	$1,869	$1,226	$(456)	$770

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014.

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

        Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $14.6 million.

        Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

        At December 31, 2014, we had $19.3 million in commitments to originate loans, $10.8 million of which will be sold. In addition to commitments to originate loans, we had $65.5 million in unused lines of credit and unadvanced funds to borrowers. Certificates of deposit due within one year of December 31, 2014 totaled $53.4 million, or 15.5%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $24.9 million. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowed funds than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on historical experience and current market interest rates, that we will retain, upon maturity, a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2014.

        Our primary investing activity is originating loans. During the years ended December 31, 2014 and 2013, we originated $251.4 million and $248.9 million of loans, respectively.

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank of Boston advances. We experienced a net increase in deposits of $13.7 million and $22.1 million for the years ended December 31, 2014 and 2013, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the year ended December 31, 2013, we also received $43.4 million in cash for stock subscriptions.

        Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston ("FHLBB") that provide an additional source of funds. Federal Home Loan Bank of Boston advances increased by $19.8 million to $47.8 million at December 31, 2014, from $28.0 million at December 31, 2013. We had the capacity to borrow an additional $43.6 million from the FHLBB at December 31, 2014. We also have the ability to borrow with the Federal Reserve discount window. At December 31, 2014, we had $17.8 million in collateral pledged to the Federal Reserve discount window, but had no outstanding borrowings as of that date.

        Coastway Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, Coastway Community Bank was considered "well capitalized" under regulatory guidelines.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

        Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 11 of the Notes to our Consolidated Financial Statements.

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

        Off-Balance Sheet Arrangements.    In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit as well as commitments to sell loans. For information about our loan commitments and unused lines of credit, see Note 11 of the Notes to our Consolidated Financial Statements beginning on page 95 of this annual report.

        We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

        For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements beginning on page 66 of this annual report.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Audit Committee of Coastway Bancorp, Inc. and Subsidiary:

        We have audited the accompanying consolidated balance sheets of Coastway Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of net income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastway Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.
Boston, Massachusetts
March 19, 2015

Coastway Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets as of December 31, 2014 and 2013

	2014	2013
	(in thousands)
Assets
Cash and due from banks	$2,936	$2,621
Interest-earning deposits	11,646	48,898

Total cash and cash equivalents	14,582	51,519
Certificates of deposit	3,016	—
Federal Home Loan Bank stock, at cost	3,207	2,694
Loans, net of allowance for loan losses of $1,942 and $1,656, respectively	383,909	328,576
Loans held for sale	10,995	8,648
Premises and equipment, net	31,938	25,584
Accrued interest receivable	1,253	1,094
Real estate held for sale	3,831	3,515
Foreclosed real estate	1,285	1,580
Bank-owned life insurance	4,191	4,059
Net deferred tax asset	1,114	440
Other assets	6,505	4,969

	$465,826	$432,678

Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$270,041	$266,165
Non-interest-bearing	73,503	63,751

Total deposits	343,544	329,916

Borrowed funds	47,800	28,000
Stock subscriptions	—	43,398
Accrued expenses and other liabilities	3,978	3,525

Total liabilities	395,322	404,839

Commitments and contingencies (Notes 6 and 11)
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,949,179 issued and outstanding at December 31, 2014	49	—
Additional paid-in capital	47,527	—
Retained earnings	27,069	28,034
Unearned compensation—Employee Stock Ownership Plan (ESOP)	(3,801)	—
Accumulated other comprehensive loss	(340)	(195)

Total stockholders' equity	70,504	27,839

	$465,826	$432,678

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income (Loss) for the Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands)
Interest income:
Interest and fees on loans	$15,451	$13,935
Other interest income	141	22

Total interest income	15,592	13,957

Interest expense:
Interest on deposits	2,300	2,499
Interest on borrowed funds	96	131

Total interest expense	2,396	2,630

Net interest income	13,196	11,327
Provision for loan losses	432	567

Net interest income, after provision for loan losses	12,764	10,760

Non-interest income:
Customer service fees	3,063	3,032
Gain on sales of loans, net	1,905	2,887
Bank-owned life insurance income	132	59
Other income	150	179

Total non-interest income	5,250	6,157

Non-interest expenses:
Salary and employee benefits	8,835	8,446
Occupancy and equipment	2,732	2,362
Data processing	1,477	1,512
Deposit servicing	781	662
Professional fees	707	525
Impairment loss on real estate held for sale	1,099	482
Foreclosed real estate	201	344
FDIC insurance assessment	338	375
Advertising	239	294
Contribution to Coastway Cares Charitable Foundation II	1,521	—
Other general and administrative	1,579	1,506

Total non-interest expenses	19,509	16,508

Income (loss) before income taxes	(1,495)	409
Income tax expense (benefit)	(530)	187

Net income (loss)	$(965)	$222

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31,
2014 and 2013

	2014	2013
	(In thousands)
Net income (loss)	$(965)	$222

Other comprehensive income (loss):
Defined benefit pension plan:
Gains (losses) arising during the year	(259)	375
Actuarial loss amortized through pension expense	18	64
Tax effect	96	(118)

Net-of-tax amount	(145)	321

Comprehensive income (loss)	$(1,110)	$543

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 2014 and 2013

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings	Unearned Compensation— ESOP		Total Stockholders' Equity
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2012	—	$—	$—	$27,812	$—	$(516)	$27,296
Comprehensive income	—	—	—	222	—	321	543

Balance at December 31, 2013	—	—	—	28,034	—	(195)	27,839
Comprehensive loss	—	—	—	(965)	—	(145)	(1,110)
Issuance of common stock for initial public offering, net of expenses of $1,926	4,827,125	48	46,297	—	—	—	46,345
Issuance of common stock to Coastway Cares Charitable Foundation II	122,054	1	1,220	—	—	—	1,221
Common stock purchased by the ESOP (395,934 shares)	—	—	—	—	(3,959)	—	(3,959)
ESOP shares allocated (15,837 shares)	—	—	10	—	158	—	168

Balance at December 31, 2014	4,949,179	$49	$47,527	$27,069	$(3,801)	$(340)	$70,504

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(965)	$222
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	432	567
Loans originated for sale	(137,380)	(166,580)
Loans sold	134,914	170,672
Loss on loans held for sale transferred to portfolio	—	28
Gain on sale of portfolio loans sold	—	(159)
Amortization of deferred loan costs	678	532
Loss on foreclosed real estate	129	231
Income from Bank-owned life insurance	(132)	(59)
Gain on sale of premises and equipment	(15)	(8)
Impairment loss on real estate held for sale	1,099	482
Depreciation and amortization expense	1,108	959
Deferred income tax expense (benefit)	(578)	(626)
Issuance of common stock to Coastway Cares Charitable Foundation II	1,221	—
ESOP expense	168	—
Net change in:
Accrued interest receivable	(159)	(46)
Prepaid FDIC insurance assessment	—	336
Other, net	(1,324)	(453)

Net cash provided (used) by operating activities	(804)	6,098

Cash flows from investing activities:
Purchase of certificates of deposit	(3,016)	—
Proceeds from redemption of FHLB stock	331	342
Purchase of FHLB stock	(844)	—
Purchase of Bank-owned life insurance	—	(4,000)
Loan (originations and purchases) principal payments, net	(57,288)	(36,503)
Proceeds from portfolio loans sold	—	4,590
Proceeds from sale of real estate held for sale	1,887	—
Proceeds from sale of foreclosed real estate	1,130	1,053
Purchases of premises and equipment, net	(10,749)	(4,259)

Net cash used by investing activities	(68,549)	(38,777)

Cash flows from financing activities:
Net increase in deposits	13,628	22,123
Net change in short-term borrowed funds	20,500	13,000
Repayments of long-term borrowed funds	(700)	(1,343)
Issuance of common stock for initial public offering	46,345	—
Stock subscriptions received	(43,398)	43,398
Purchase of common stock by ESOP	(3,959)	—

Net cash provided by financing activities	32,416	77,178

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands)
Net (decrease) increase in cash and cash equivalents	$(36,937)	$44,499
Cash and cash equivalents at beginning of period	51,519	7,020

Cash and cash equivalents at end of period	$14,582	$51,519

Supplemental cash flow information:
Interest paid on deposits	$2,304	$2,498
Interest paid on borrowed funds	94	135
Income taxes paid	202	602
Supplemental non-cash transactions
Loans transferred to foreclosed real estate	964	270
Loans held for sale transferred to portfolio loans	119	874
Real estate transferred from real estate held for investment to real estate held for sale	—	1,354
Real estate transferred from premises and equipment to real estate held for sale	3,302	2,643

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

        Coastway Bancorp, Inc., a Maryland chartered stock corporation ("Company" or "Corporation"), was formed to serve as the holding company for Coastway Community Bank. Coastway Community Bank (the "Bank") provides a variety of financial services to individuals and small businesses throughout Rhode Island. Its primary deposit products are savings, demand, money market and term certificate accounts and its primary lending products are residential and commercial mortgage and business loans. Prior to January 14, 2014, the Bank was 100% owned by Coastway Bancorp, LLC ("LLC") and the LLC was 100% owned by Coastway Bancorp, MHC ("MHC"). The MHC, a state-chartered mutual holding company and its wholly-owned subsidiary, the LLC were formed on February 1, 2013.

        The consolidated financial statements at and for the year ended December 31, 2014 include the accounts of the Corporation and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements at and for the year ended December 31, 2013 include the accounts of the MHC, the LLC and the Bank.

Stock Conversion

        On August 22, 2013, the Board of Directors of the MHC, LLC and the Bank adopted the Plan of Conversion and Reorganization to convert the MHC from the mutual holding company form of organization to a stock holding company form of organization ("Conversion").

        At December 31, 2013, stock subscriptions received aggregated $43.4 million and are included in liabilities in the accompanying consolidated balance sheets. Conversion costs were capitalized and reduced the proceeds from the stock sold in the Conversion. At December 31, 2013, conversion costs amounting to $888,000 were included in other assets in the accompanying consolidated balance sheet.

        On January 14, 2014, the Conversion was completed and Coastway Bancorp, Inc. became the parent holding company for Coastway Community Bank. A total of 4,827,125 shares of Corporation common stock were sold to depositors and to the general public, including those issued to the Corporation's tax-qualified employee benefit plans, at $10.00 per share through which the Corporation received net offering proceeds of approximately $46.3 million. Also, on January 14, 2014, the Corporation contributed $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II, which together totaled $1.5 million or 3.15% of the gross proceeds of the offering, which was recorded as a component of non-interest expense in the first quarter of 2014. The total number of shares of common stock outstanding upon completion of the Conversion was 4,949,179 shares.

        In connection with the Conversion, the Corporation implemented an employee stock ownership plan ("ESOP"), to provide eligible employees the opportunity to own corporation stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. The ESOP acquired 395,934 shares of the stock issued in the Conversion which were financed by a loan from the Corporation. See Note 9.

        As part of the Conversion, Coastway Bancorp, Inc. established a liquidation account in an amount equal to the net worth of Coastway Bancorp, MHC as of the date of the latest consolidated balance

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sheet appearing in the final prospectus distributed in connection with the Conversion, or $27.5 million. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Coastway Community Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each fiscal year end. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation of the Corporation or the Bank, each eligible account holder will be entitled to receive balances for accounts then held.

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

Use of Estimates

        In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the valuation of real estate held for sale.

Reclassification

        Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

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

Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of and December 31, 2014 and 2013, no impairment has been recognized.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

General component

        The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments. Management uses a ten year historical loss period to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge off trends in the past three years; weighted average risk weightings; loan concentrations; management's assessment of internal factors; and management's assessment of external factors such as interest rates, real estate markets and local and national economic factors. There were no changes in the Bank's policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2014. Refer to Note 4 for additional information regarding the amounts attributable to historical loss and qualitative factors.

        The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

        One-to-four family residential real estate and home equity—Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The Bank generally has first liens on one-to-four family residential real estate loans and first or second liens on property securing home equity loans and lines of credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

Allowance for Loan Losses (continued)

        Commercial—Commercial loan segments include commercial real estate, commercial and industrial loans for businesses and construction financing for business/properties located principally in Rhode Island. For commercial real estate loans, the underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Non-real estate commercial loans are made to businesses and are generally secured by assets of the business. Repayment is expected from

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the cash flows of the business. Commercial construction generally represent loans to finance construction of retail and office space. Commercial loans also include loans made under the SBA 504 program which is an economic development program which finances the expansion of small businesses. The Bank generally provides 50% of the projected costs, and the loan is secured by a first lien on the commercial property. The SBA does not provide a guarantee on loans made under the SBA 504 program. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Bank periodically may agree to modify the contractual terms of loans, such as a reduction in interest rate of the loan for some period of time, an extension of the maturity date or an extension of time to make payments with the delinquent payments added to the end of the loan term. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are initially classified as impaired. Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. TDRs may be returned to accrual status after a period of satisfactory payment performance per the terms of the restructuring, generally six months of current payments.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2013, upon expiration of the letter of intent from an expected lessee, the Bank reclassified the $1.4 million carrying value of the undeveloped land previously classified as real estate held for investment at December 31, 2012 to real estate held for sale as management intended to sell the land and all of the above criteria have been met.

        In June, 2013 the Bank reclassified land and building previously purchased for the potential relocation of the corporate headquarters, with a carrying value of $2.6 million, from premises and equipment to real estate held for sale as the Bank determined that the costs to improve the property for its intended use exceeded its initial expectations. The land and building were sold in October 2014.

        The Bank recorded a $482,000 impairment loss in non-interest expenses in 2013 upon transfer of the aforementioned properties to real estate held for sale. An additional loss of $393,000 was recorded upon entering into a purchase and sale agreement in 2014.

        In August 2014, the Bank reclassified its previous headquarters, One Coastway Plaza, located in Cranston from premises and equipment to real estate held for sale as the Bank relocated its corporate headquarters to Warwick, and the Bank recorded an impairment loss of $706,000.

Foreclosed Real Estate

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations, changes in the valuation allowance, gains or losses on sales and any direct write-downs are included in foreclosed real estate expenses. Foreclosed real estate consists of residential real estate properties and a commercial building.

Bank-owned Life Insurance

        Bank-owned life insurance policies are reflected in the Consolidated Balance Sheets at cash surrender value. Changes in cash surrender value are reflected in non-interest income in the Consolidated Statements of Net Income (Loss) and are not subject to income taxes.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company does not have any uncertain tax positions at December 31, 2014 and 2013 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense, if applicable.

Comprehensive Income/Loss

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders' equity section of the consolidated balance sheets, such items, along with net income/loss, are components of comprehensive income/loss. The Bank measures the pension plan assets and pension obligations on an annual basis and recognizes in the consolidated financial statements an asset or liability for the plan's funded status. Accumulated other comprehensive loss represents the actuarial loss that will be amortized through pension expense, net of tax, and amounted to $566,000 and $325,000, at December 31, 2014 and 2013, respectively net of related tax effects of $226,000 and $130,000, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

        As an "emerging growth company," as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2014, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This ASU is effective prospectively for public entities for reporting periods beginning after December 15, 2012 and for nonpublic entities for reporting periods beginning after December 15, 2013. Under the extended transition period for an emerging growth company, the Corporation adopted this ASU on January 1, 2014. The impact of adoption of this ASU was not material on the presentation of comprehensive income (loss) in the Corporation's consolidated financial statements.

        In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40), which is intended to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU also provides guidance on disclosures of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans that are in process of foreclosure. Under the extended transition period for the emerging growth company, the Corporation will adopt this standard for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015 and it is not expected to have a material impact.

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2014 and 2013, the reserve balance amounted to $2.2 million and $1.9 million, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

3. CERTIFICATES OF DEPOSIT

        At December 31, 2014, investments in certificates of deposit amounting to $3.0 million with an interest rate of 0.65% mature on September 13, 2015. Certificates of deposit are carried at cost which approximates fair value.

4. LOANS

        A summary of the balances of loans follows:

	December 31,
	2014	2013
	(In thousands)
Residential real estate mortgage loans:
1 - 4 family	$134,084	$98,180
Home equity loans and lines of credit	79,771	83,334

Total residential real estate mortgage loans	213,855	181,514
Commercial:
Commercial real estate	108,025	91,609
Commercial business	7,698	8,301
Commercial construction	8,181	7,099
SBA	44,032	38,004

Total commercial loans	167,936	145,013
Consumer	1,372	1,672

Total loans	383,163	328,199
Allowance for loan losses	(1,942)	(1,656)
Net deferred loan costs	2,688	2,033

Loans, net	$383,909	$328,576

        SBA loans carry a lower credit risk profile than standard commercial loans due to government guarantees inherent in SBA lending. Generally, loans with balances in excess of $150,000 have a 75% SBA guarantee, loans less than $150,000 have an 85% guarantee, and lines of credit have a 50% guarantee. Guaranteed portions of SBA loans total $29.2 million and $27.3 million at December 31,

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

4. LOANS (Continued)

2014 and 2013, respectively. Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

	Year Ended December 31, 2014
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$462	$605	$321	$29	$24	$197	$18	$1,656
Provisions (credit) for loan losses	222	84	79	(1)	6	68	(26)	432
Loans charged-off	(112)	(129)	—	—	—	(34)	(3)	(278)
Recoveries	82	24	—	—	—	5	21	132

Ending balance	$654	$584	$400	$28	$30	$236	$10	$1,942

	December 31, 2014
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for impaired loans	$144	$68	$—	$—	$—	$13	$4	$229
Allowance for non-impaired loans	510	516	400	28	30	223	6	1,713

Total allowance for loan losses	$654	$584	$400	$28	$30	$236	$10	$1,942

Impaired loans	$6,664	$800	$—	$—	$—	$1,806	$25	$9,295
Non-impaired loans	127,420	78,971	108,025	7,698	8,181	42,226	1,347	373,868

Total loans	$134,084	$79,771	$108,025	$7,698	$8,181	$44,032	$1,372	$383,163

	Year Ended December 31, 2013
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$393	$674	$261	$25	$11	$185	$20	$1,569
Provisions (credit) for loan losses	148	343	60	4	13	2	(3)	567
Loans charged-off	(94)	(424)	—	—	—	(33)	(15)	(566)
Recoveries	15	12	—	—	—	43	16	86

Ending balance	$462	$605	$321	$29	$24	$197	$18	$1,656

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

4. LOANS (Continued)

        The allowance allocated by segment is as follows:

	December 31, 2013
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for impaired loans	$94	$66	$—	$—	$—	$34	$7	$201
Allowance for non-impaired loans	368	539	321	29	24	163	11	1,455

Total allowance for loan losses	$462	$605	$321	$29	$24	$197	$18	$1,656

Impaired loans	$6,499	$359	$—	$—	$—	$2,681	$33	$9,572
Non-impaired loans	91,681	82,975	91,609	8,301	7,099	35,323	1,639	318,627

Total loans	$98,180	$83,334	$91,609	$8,301	$7,099	$38,004	$1,672	$328,199

        Of the $1.8 million and $2.7 million of impaired SBA loans at December 31, 2014 and 2013, respectively, guaranteed portions amounted to $1.4 million and $2.3 million, respectively.

        The following represents the amount of the total general allowance for loan losses presented by the amount attributable to the ten year historical loss experience and the amount attributable to qualitative factors as of the dates noted. The table excludes the amount of the specific allowance attributable to impaired loans.

	General Allowance 10 Year Loss History	Qualitative Factors	Total General Allowance
	(Dollars in thousands)
December 31, 2014	$707	$1,006	$1,713
Percent of general allowance	41%	59%	100%
December 31, 2013	$592	$863	$1,455
Percent of general allowance	41%	59%	100%

        The following discussion focuses on the loan segments where there has been the majority of the charge-off activity over the past three years.

        The general allowance on home equity loans and lines of credit has increased since December 31, 2011 to reflect increased recent trends in historical loss experience as compared to the Bank's ten-year loss history.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

4. LOANS (Continued)

        During the year ended December 31, 2012, our home equity loan and lines of credit charge-offs increased as compared to 2011 due primarily to one large loan charge-off of $250,000. This $250,000 charge-off occurred as a result of a legal determination in 2012 that a parcel of land was not able to be bifurcated which negatively impacted the fair value of the collateral securing the loan. Based on the nature of this loss, the Bank did not believe that this elevated one year loss experience was indicative of a trend in the home equity loan and lines of credit portfolio. However, the Bank did increase both its historical loss experience and its qualitative factors in 2012. The home equity qualitative adjustment was 27 basis points at December 31, 2011, increased to 44 basis points at December 31, 2012, decreased to 38 basis points at December 31, 2013 and decreased to 37 basis points at December 31, 2014. The 17 basis point increase in the qualitative factor during 2012 was due to an increase in the Bank's three year loss experience. The 6 basis point decrease in the qualitative factor during 2013 was to offset the increase in the ten-year historical loss factor of 5 basis points, given the consistent three year historical loss experience and a 1 basis point decrease in the real estate market qualitative factor given improvement in real estate values. The loss trends in the home equity loan segment during the year ended December 31, 2013 remained relatively consistent with the trends in historical loss experience which occurred in 2010, 2011 and 2012, excluding the one large unusual charge-off in 2012. The 1 basis point decrease in the qualitative factor during 2014 was to offset the increase in the ten-year historical loss factor of 1 basis point. Loss trends in the home equity loan segment improved as compared to the past three years.

        In 2011, the Bank experienced one large charge-off of $479,000 on a 1-4 family residential real estate loan that was transferred into foreclosed real estate. The ten year historical loss factor was 14 basis points at December 31, 2011. The Bank's loss experience on one- to four-family residential real estate loans has improved since 2011. During 2012 and 2013, the Bank's net charge-offs in this loan segment totaled $145,000 and $79,000 respectively, as compared to $820,000 in net charge-offs during 2011. Qualitative adjustments for one- to four-family residential real estate loans at December 31, 2014 and 2013 amounted to 23 basis points as compared to 24 basis points at December 31, 2012. The qualitative adjustment decreased 25 basis points during 2012 to 24 basis points from 49 basis points at December 31, 2011 based on consideration of the improvement in historical losses during the year ended 2012; and in consideration of an increase in the ten year historical loss factor of 2 basis points during 2012. The qualitative adjustment decreased 1 basis point in 2013 given improvement in real estate values. There were no changes in qualitative adjustments in 2014.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

4. LOANS (Continued)

        The following is a summary of past due and non-accrual loans at December 31, 2014 and 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
	(In thousands)
December 31, 2014
Residential real estate:
Residential 1 - 4 family	$—	$580	$2,195	$2,775	$—	$5,870
Home equity loans and lines of credit	301	8	153	462	—	370
Commercial real estate	—	—	—	—	—	—
Commercial business	—	84	—	84	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	20	189	209	—	204
Consumer	—	8	—	8	—	—

Total	$301	$700	$2,537	$3,538	$—	$6,444

December 31, 2013
Residential real estate:
Residential 1 - 4 family	$925	$1,573	$1,035	$3,533	$—	$4,790
Home equity loans and lines of credit	294	—	53	347	—	158
Commercial real estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	1,131	81	977	2,189	—	1,508
Consumer	19	—	—	19	—	3

Total	$2,369	$1,654	$2,065	$6,088	$—	$6,459

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

4. LOANS (Continued)

        The following is information pertaining to impaired loans:

	December 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Residential real estate:
Residential 1 - 4 family	$3,658	$3,756	$—	$3,689	$3,850	$—
Home equity loans and lines of credit	693	782	—	104	281	—
SBA	1,671	1,673	—	1,764	1,838	—
Consumer	9	9	—	12	12	—

Total	$6,031	$6,220	$—	$5,569	$5,981	$—

Impaired loans with a valuation allowance:
Residential real estate:
Residential 1 - 4 family	$3,006	$3,093	$144	$2,810	$2,810	$94
Home equity loans and lines of credit	107	107	68	255	267	66
SBA	135	135	13	917	917	34
Consumer	16	16	4	20	20	7

Total	$3,264	$3,351	$229	$4,002	$4,014	$201

	Year ended December 31, 2014			Year ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(Dollars in thousands)
Residential real estate:
Residential 1 - 4 family	$6,978	$251	$217	$6,752	$229	$141
Home equity loans and lines of credit	510	25	12	623	36	26
Commercial business	—	—	—	23	—	—
SBA	2,054	141	83	2,297	81	19
Consumer	28	1	—	38	2	1

Total	$9,570	$418	$312	$9,733	$348	$187

        No additional funds are committed to be advanced in connection with impaired loans at December 31, 2014 and 2013.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

4. LOANS (Continued)

        The following is a summary of troubled debt restructurings for the years ended December 31, 2014 and 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands)
Year Ended December 31, 2014
Residential 1 - 4 family	7	$2,150	$2,150
Home equity and lines of credit	5	300	300
SBA	4	641	641
Year Ended December 31, 2013
Residential 1 - 4 family	9	$2,229	$2,229
Home equity and lines of credit	3	225	228
SBA	2	307	307
Consumer	2	13	13

        The terms for loan modifications are determined on a loan-by-loan basis. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a temporary reduction in the interest rate to market rate or below, a change in the terms to grant principal or interest deferments, or movement of past due amounts to the back-end of the loan or refinancing. All deferred payments will be collected at the time of final repayment. For qualifying loans the Bank will permit multiple modifications to a loan if the borrower performs under the modified terms. During the year ended December 31, 2013, the Bank modified nine loans totaling $897,000 that were performing troubled debt restructured loans at the time of modification. During the year ended 2014, the Bank modified eight loans totaling $1.1 million that were performing troubled debt restructured loans at the time of modification. These loans are included in the table above and are reported as impaired loans at December 31, 2014 and 2013. Management performs a discounted cash flow calculation to determine the amount of the impairment reserve required on each of the troubled debt restructurings and must exercise judgment to determine the amounts and timing of cash flows. Any impairment reserve required is recorded through the provision for loan losses. TDRs are reported as non-accrual loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

4. LOANS (Continued)

        The following is a summary of troubled debt restructurings that defaulted in the first twelve months after restructure during the years ended December 31, 2014 and 2013:

	Number of Contracts	Recorded Investment
		(In thousands)
Year Ended December 31, 2014
Residential 1 - 4 family	6	$1,374
SBA	1	9
Year Ended December 31, 2013
Residential 1 - 4 family	7	$2,313
Home equity and lines of credit	3	225
SBA	1	44

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

4. LOANS (Continued)

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

        The following table presents the Bank's commercial loans by risk rating.

	December 31, 2014
	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Total
	(In thousands)
Loans rated 1 - 5	$102,261	$7,698	$7,879	$38,778	$156,616
Loans rated 5.5	3,964	—	—	1,159	5,123
Loans rated 6	708	—	—	1,443	2,151
Loans rated 7	1,092	—	302	2,652	4,046
Loans rated 8	—	—	—	—	—

	$108,025	$7,698	$8,181	$44,032	$167,936

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

4. LOANS (Continued)

	December 31, 2013
	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Total
	(In thousands)
Loans rated 1 - 5	$88,578	$7,898	$5,926	$30,723	$133,125
Loans rated 5.5	2,858	168	—	2,493	5,519
Loans rated 6	—	—	—	1,007	1,007
Loans rated 7	173	235	1,173	3,622	5,203
Loans rated 8	—	—	—	159	159

	$91,609	$8,301	$7,099	$38,004	$145,013

5. LOAN SERVICING

        The Bank has transferred a portion of its originated commercial and SBA loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Bank's accompanying consolidated balance sheets. The Bank and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower's lack of compliance with contractual terms of the loan. The Bank continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2014 and 2013, the Bank was servicing commercial loans for participants aggregating $6.6 million and $7.7 million, respectively. At December 31, 2014 and 2013, the Bank was servicing SBA loans for participants aggregating $17.4 million and $20.2 million, respectively.

6. PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,
	2014	2013
	(In thousands)
Land	$8,654	$7,604
Buildings and improvements	23,456	18,018
Furniture, fixtures and equipment	6,562	5,204
Leasehold improvements	111	111
Fixed assets in process	—	1,399

	38,783	32,336
Less accumulated depreciation and amortization	(6,845)	(6,752)

	$31,938	$25,584

        Depreciation and amortization expense amounted to $1.1 million and $959,000 for the years ended December 31, 2014 and 2013, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

6. PREMISES AND EQUIPMENT (Continued)

        Fixed assets in process at December 31, 2013 represent additional construction costs related to the new corporate headquarters building in excess of what had been agreed to in the Purchase and Sale Agreement. The Bank purchased its new corporate headquarters during the second quarter of 2014. There are no construction commitments at December 31, 2014 and 2013.

        The Bank leases certain facilities and equipment under long-term noncancelable lease commitments. Pursuant to terms of the lease agreements in effect at December 31, 2014, future minimum lease commitments are as follows (in thousands):

2015	$156
2016	151
2017	145
2018	145
2019	145
Thereafter	1,937

$2,679

        One lease has four options to renew for 5 year periods each. The cost of such rentals is not included above. Rent expense amounted to $154,000 and $186,000 for the years ended December 31, 2014 and 2013, respectively.

7. DEPOSITS

        A summary of deposit balances, by type, is as follows:

	December 31,
	2014	2013
	(In thousands)
Non-interest-bearing demand deposit accounts	$73,503	$63,751
Savings accounts and interest-bearing DDA	86,529	79,931
Money market accounts	64,117	59,210
Club accounts	1,189	1,614

Total non-certificate accounts	225,338	204,506

Term certificates $100,000 or greater	47,085	49,980
Term certificates less than $100,000	71,121	75,430

Total certificate accounts	118,206	125,410

Total deposits	$343,544	$329,916

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

7. DEPOSITS (Continued)

        A summary of certificate accounts by maturity is as follows:

	December 31, 2014		December 31, 2013
Maturing Periods	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$53,385	1.45%	$43,868	0.89%
Within 2 years	29,922	1.93	30,228	2.28
Within 3 years	16,303	1.67	22,841	2.37
Within 4 years	13,084	1.56	14,835	1.80
Within 5 years	5,465	1.27	13,638	1.57
Within 6 years	47	1.24	—	—

	$118,206	1.60%	$125,410	1.68%

8. BORROWED FUNDS

        FHLB advances with an original maturity of less than one year amounted to $46.5 million and $26.0 million at December 31, 2014 and 2013, respectively, at a weighted average rate of 0.24% and 0.28%, respectively.

        Long-term FHLB advances consist of the following fixed-rate advances:

	December 31, 2014		December 31, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Non-amortizing advances maturing:
2014	$—	—	$700	3.84
2015	1,300	4.04	1,300	4.04

Total FHLB advances	$1,300	4.04%	$2,000	3.97%

        At December 31, 2014 and 2013, the Bank has a $6 million available line of credit with the FHLB. There were no amounts outstanding on this line of credit at December 31, 2014 or 2013. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.

        At December 31, 2014 and 2013, the Bank has an agreement with the Federal Reserve Bank of Boston for borrowings at the discount window. The terms of this agreement call for the pledging of certain loans as security for any and all obligations of the Bank under this agreement. At December 31, 2014 and 2013, there were no borrowings under this agreement. The Bank had $17.8 million collateral pledged to the Federal Reserve Bank of Boston at December 31, 2014.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

9. EMPLOYEE BENEFITS

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

        Information pertaining to the activity in the Plan is as follows:

	Years ended December 31,
	2014	2013
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,806	$1,974
Interest cost	90	79
Actuarial (gain) loss	357	(215)
Benefits paid	(474)	(32)

Projected benefit obligation at end of year	1,779	1,806

Change in plan assets:
Fair value of plan assets at beginning of year	1,868	1,558
Actual return on plan assets	88	271
Employer contribution	57	71
Benefits paid	(474)	(32)

Fair value of plan assets at end of year	1,539	1,868

Unfunded status and (prepaid) accrued pension benefit at end of year	$240	$(62)

Accumulated benefit obligation at end of year	$1,779	$1,806

        At December 31, 2014 and 2013, the discount rate used to determine the benefit obligation was 3.95% and 4.95%, respectively.

        The components of net periodic pension cost are as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Interest cost	$89	$79
Expected return on plan assets	(132)	(110)
Amortization of actuarial loss	18	64
Settlement cost	141	—

	$116	$33

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

9. EMPLOYEE BENEFITS (Continued)

        During the fourth quarter of 2014, certain participants elected to take lump sum payments which resulted in the settlement cost of $141,000 noted above since lump sum payments exceeded the sum of the interest and service costs components of the net periodic pension cost. An actuarial loss of $57,000, included in accumulated other comprehensive loss at December 31, 2014, is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2015.

        The assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2014	2013
Discount rate	4.95%	4.05%
Expected return on plan assets	7.00%	7.00%

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

        The plan assets are all measured at fair value in Level 1 because the values are based on quoted market prices in an active exchange market. The fair values of major categories of pension plan assets are summarized below:

	December 31,
	2014	2013
	(In thousands)
Equity securities:
Domestic mutual funds	$671	$766
Fixed income	524	622
International mutual funds	244	319
International exchange traded funds	66	89
Cash and cash equivalents	34	72

	$1,539	$1,868

        The Bank does not expect to contribute to the plan during the year ended December 31, 2015.

        Estimated future benefit payments, which reflect expected future service, as appropriate, that are expected to be paid follows:

Years Ending December 31,	Amount
(In thousands)
2015	$43
2016	49
2017	103
2018	267
2019	107
Thereafter	549

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

9. EMPLOYEE BENEFITS (Continued)

Deferred Compensation Supplemental Executive Retirement Plan

        The Bank entered into a non-qualified deferred compensation supplemental executive retirement plan ("SERP") with a senior executive as of January 1, 2004, which was amended and restated as of January 1, 2011 and as of January 1, 2013. In 2011, the Bank contributed an initial amount of $62,000 and is required to make annual contributions of $72,000 each January 1 thereafter until January 1, 2023, so long as the executive remains employed by the Bank. Upon separation from service on or after age 67, the Bank shall pay the SERP benefit in 10 approximately equal annual installments staring on the first business day of January after separation from service. If the executive dies before all installments have been paid, the balance shall be paid in a cash lump sum to his beneficiary. If the executive separates from service before age 67 for reasons other than death, disability or cause, he shall be paid the vested portion of his SERP benefit in a lump sum no later than the first day of the second month after such separation from service. As of December 31, 2014, the executive was 70% vested in the SERP benefit. An additional 5% of his SERP benefit becomes vested as of each December 31 until it is 100% vested on December 31, 2020. If the executive employment is terminated for cause, he will forfeit all benefits under the SERP. To fund this plan, the Bank holds investment assets which are included in other assets at fair value with changes in fair value recorded through earnings. The plan participant has the right to provide the Board of Directors of the Bank with investment directions for these investments. All earnings or losses on investments are the sole responsibility of the participant. The investments informally fund the SERP liability but remain assets of the Bank and are subject to the claims of general creditors of the Bank. The assets related to this Plan are $989,000 and $857,000 at December 31, 2014 and 2013, respectively. The liability for the benefit obligation is reported in accrued expenses and other liabilities in the amount of $989,000 and $857,000 at December 31, 2014 and 2013, respectively. Compensation expense related to this plan was $72,000 and $72,000 for the years ended December 31, 2014 and 2013, respectively.

401(k) Plan

        The Bank has a defined contribution 401(k) Salary Deferral Plan (the "Plan") covering substantially all qualified employees. Under the provisions of the Plan, each qualified employee may contribute up to 15% of total compensation. The Bank matches 100% of up to 5% of the employee's contribution. In addition, the Bank contributes for each qualified employee an amount equal to 5% of gross compensation as a discretionary contribution. The Bank's contribution to the Plan was $704,000 and $647,000 for the years ended December 31, 2014 and 2013, respectively.

Incentive Compensation

        The Bank does not have a formal incentive plan but on an annual basis the Board of Directors reviews Bank performance and may authorize incentive compensation at their discretion. Incentive compensation expense for the years ended December 31, 2014 and 2013 amounted to $222,000 and $208,000, respectively.

Supplemental Retirement Agreements

        Effective July 1, 2013, the Bank entered into supplemental retirement agreements ("SERP") with six executive officers, which provide for payments upon attaining the retirement age specified in the

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

9. EMPLOYEE BENEFITS (Continued)

agreements. The present value of these future payments is accrued over the remaining service term. Supplemental retirement benefits generally vest as they are accrued; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer's normal retirement date. SERP expense totaled $410,000 and $170,000 for the years ended December 31, 2014 and 2013, respectively. An additional officer was added to the plan effective January 1, 2015.

Executive Change in Control Severance Plan

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

Employee Stock Ownership Plan

        The Corporation maintains an Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Corporation stock. This plan is a tax-qualified retirement plan for the benefit of all Corporation employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

        The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation's common stock at the Conversion date. As of December 31, 2014, the ESOP holds 395,934 shares, or 8% of the common stock outstanding on that date. The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal, which is 3.25% per annum at December 31, 2014. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends if paid in the future on unallocated shares will be used to repay the outstanding debt of the ESOP then due. If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

        Shares held by the ESOP include the following:

December 31, 2014
Allocated	15,837
Committed to be allocated	—
Unallocated	380,097

395,934

        The fair value of unallocated shares was approximately $4.4 million at December 31, 2014.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

9. EMPLOYEE BENEFITS (Continued)

        Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2014 was $168,000.

Termination Benefits

        During the second quarter of 2014, the Corporation offered termination benefits of $103,000 to certain employees who were involuntarily terminated. The expense related to the termination benefits were recorded as a component of salaries and employee benefits expense in accordance with FASB Accounting Standards Codification ASC Topic 420 Exit or Disposal Cost Obligations. The affected employees are not required to render any additional services to receive termination benefits. The benefits are being paid weekly over varying periods up to 20 weeks. At December 31, 2014, of the $103,000 of termination expense recorded, no amount remains unpaid.

10. EARNINGS PER COMMON SHARE

        Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. There were no potentially dilutive common stock equivalents as of December 31, 2014. Earnings (loss) per share is not presented for the year ended December 31, 2014 or for any period in 2013 as common shares had not been outstanding during the entire period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

11. OFF-BALANCE SHEET ACTIVITIES AND DERIVATIVES

        In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

Loan Commitments

        The Bank is a party to conditional commitments to lend funds in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit which include commercial and home equity lines of credit that involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

11. OFF-BALANCE SHEET ACTIVITIES AND DERIVATIVES (Continued)

        The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2014	2013
	(In thousands)
Commitments to grant loans for portfolio	$8,583	$12,858
Commitments to originate loans to be sold	10,751	7,150
Unfunded commitments under home equity lines of credit	47,106	46,456
Unfunded commitments under commercial lines of credit	11,922	11,315
Unfunded commitments under SBA lines of credit	3,668	3,601
Unadvanced funds on construction loans	2,793	3,812

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

Loans Sold with Recourse Obligations

        The Bank sells certain loans on a servicing-released basis to investors pursuant to contracts which include limited recourse provisions whereby the Bank would be required to repurchase loans and/or refund premiums in the event a borrower defaults generally on any of the first four payments due. At December 31, 2014 and 2013, the premiums received on loans sold that were subject to refund provisions amounted to $1,065,000 and $1,266,000, respectively. The contracts also include repurchase obligation provisions for fraud or misrepresentation. The Bank has not been required to repurchase any loans or refund any premiums under these agreements. No liability has been recorded in the consolidated financial statements related to these recourse obligations. In November 2013, the Bank repurchased two performing loans totaling $426,000 due to an underwriting error and refunded the premium paid of $16,900 to the investor.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

11. OFF-BALANCE SHEET ACTIVITIES AND DERIVATIVES (Continued)

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

        With a best efforts contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). The notional amount of forward commitments to sell loans totaled $21.5 million and $15.7 million at December 31, 2014 and 2013, respectively.

        The following table presents the fair values of derivative instruments in the consolidated balance sheets:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2014
Derivative loan commitments	Other assets	$98	NA	$—
Forward loan sale commitments	NA	—	Other liabilities	96

Total derivatives not designated
as hedging instruments		$98		$96

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2013
Derivative loan commitments	NA	$—	Other liabilities	$4
Forward loan sale commitments	Other assets	248	NA	—

Total derivatives not designated as hedging instruments		$248		$4

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

11. OFF-BALANCE SHEET ACTIVITIES AND DERIVATIVES (Continued)

        The following table presents information pertaining to the gains and losses on Bank's derivative instruments not designated as hedging instruments:

		Years Ended December 31,
	Location of Gain/(Loss)
		2014	2013
		(In thousands)
Derivative loan commitments	Gain on sales of loans, net	$320	$(382)
Forward loan sale commitments	Gain on sales of loans, net	(344)	201

Total		$(24)	$(181)

Executive Employment Agreement

        The Bank has entered into an Executive Employment Agreement with its President which automatically renews annually unless otherwise determined by the Board of Directors, and provides for, among other things, an annual base salary, participation in any and all employee benefit plans, and guaranteed employment. The agreement provides for continued payment of base salary and continued benefits for five years following termination of employment without cause or a change of control event. However, such employment may be terminated for cause, as defined, without incurring any continuing obligation.

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

        Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank's consolidated financial statements at December 31, 2014 and 2013.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

12. LOANS TO RELATED PARTIES

        Information pertaining to loans to directors, executive officers and their associates is as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of year	$1,274	$2,096
Principal additions	441	140
Principal payments	(408)	(962)

Balance at end of year	$1,307	$1,274

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

13. INCOME TAXES

        Allocation of income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Current tax expense (benefit):
Federal	$(63)	$606
State	111	207

	48	813

Deferred tax expense (benefit):
Federal	(469)	(477)
State	(109)	(169)
Change in valuation allowance	—	20

	(578)	(626)

Total income tax expense (benefit)	$(530)	$187

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

13. INCOME TAXES (Continued)

        The reasons for the differences between the statutory federal income tax expense (benefit) and the actual tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Statutory tax expense (benefit) at 34%	$(508)	$139
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1	25
Change in valuation allowance	—	20
Other, net	(23)	3

	$(530)	$187

        The tax effects of each item that give rise to deferred taxes are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$775	$661
Employee benefits	500	499
Non-accrual income	68	68
Defined benefit pension plan	226	130
Charitable contribution carryforwards	578	35
Organization costs	131	140
Other, net	106	—

Total deferred tax assets	2,384	1,533
Valuation allowance	(20)	(20)

Total deferred tax asset, net of valuation allowance	2,364	1,513

Deferred tax liabilities:
Premises and equipment, net	(135)	(150)
Net deferred loan costs	(1,115)	(842)
Other, net	—	(81)

Total deferred tax liabilities	(1,250)	(1,073)

Deferred tax asset, net	$1,114	$440

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

13. INCOME TAXES (Continued)

A summary of the change in deferred taxes is as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of year	$440	$(68)
Deferred tax (expense) benefit	578	646
Change in valuation allowance	—	(20)
Unrealized gain/loss pertaining to defined benefit pension plan	96	(118)

Balance at end of year	$1,114	$440

        The Bank established a $20,000 valuation allowance during the year ended December 31, 2013 related to charitable contribution carryforwards that are not expected to be realized. The Bank has a net deferred tax asset of $577,000 relating to charitable contribution carryforwards that must be utilized by the income tax year ending December 31, 2019. Charitable contributions are generally limited to a ten percent of taxable income deduction. The Bank's income tax returns are subject to review and examination by federal and state taxing authorities. The Bank is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2013. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2011 are open.

14. MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Bank meet all capital adequacy requirements to which it is subject, other than as disclosed below.

        As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2013, the Bank was categorized as adequately capitalized because the Bank's total capital to risk weighted assets was 9.8% as compared to the minimum ratio to be well-capitalized of 10.0%. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

14. MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

        The Bank's actual and minimum required capital amounts at December 31, 2014 and 2013 are as follows:

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014
Total capital	$53,434	15.27%	$27,987	8.0%	$34,984	10.0%
(to risk weighted assets)
Tier 1 capital	51,492	14.72	13,994	4.0	20,990	6.0
(to risk weighted assets)
Tier 1 capital	51,492	11.63	17,707	4.0	22,133	5.0
(to average assets)
December 31, 2013
Total capital	$29,667	9.8%	$24,201	8.0%	$30,252	10.0%
(to risk weighted assets)
Tier 1 capital	28,011	9.3	12,101	4.0	18,151	6.0
(to risk weighted assets)
Tier 1 capital	28,011	7.2	15,482	4.0	19,353	5.0
(to average assets)

        In July, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies ("banking organizations"). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Under the revised requirements, an institution must meet the following in order to be classified as "well capitalized": (1) a common equity Tier 1 risk-based ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

14. MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

6%); (3) a total risk-based ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged).

        In December 2014, legislation was passed by Congress that requires the Federal Reserve to revise its "Small Bank Holding Company Policy Statement" to exempt bank and savings and loan holding companies of less than $1.0 billion of consolidated assets from the consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. Currently, the small bank exemption applies only to bank holding companies (not savings and loan holding companies) of less than $500 million in consolidated assets. The Federal Reserve maintains authority to apply the consolidated capital requirements to any bank of savings and loan holding company as warranted for supervisory purposes. This legislation, when implemented by the Federal Reserve Board, may exempt the Company from the consolidated capital requirements until its consolidated assets reach $1.0 billion.

15. FAIR VALUES OF ASSETS AND LIABILITIES

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

        Certificates of Deposit—The carrying amount of certificates of deposit approximates fair value based on the short-term nature of the asset.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

15. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        At December 31, 2014 and 2013, there are no assets or liabilities measured at fair value on a recurring basis other than mortgage derivatives. See Note 11.

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

        The following table shows significant unobservable inputs used in the recurring fair value measurements of Level 3 assets and liabilities:

Measurements	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2014
Derivative loan commitments	$98	Investor pricing	Pull-through rate	82.5 - 100%
			Pricing spreads	99.3 - 107.46%
Forward loan sale commitments	(96)	Investor pricing	Pricing spreads	99.33 - 108.00%
December 31, 2013
Derivative loan commitments	$(4)	Investor pricing	Pull-through rate	82.5 - 100%
			Pricing spreads	95.28 - 106.16%
Forward loan sale commitments	248	Investor pricing	Pricing spreads	94.55 - 106.16%

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

15. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

        The table below presents (in thousands), for the years ended December 31, 2014 and 2013, the changes in Level 3 assets and liabilities, consisting of derivative loan and forward sale commitments, that are measured on a recurring basis. There were no transfers between levels during the periods presented.

	2014	2013
Balance at beginning of year	244	201
Total realized and unrealized losses included in net income	(24)	(181)
Settlements and closed loans	(218)	224

Balance at end of year	$2	$244

Total unrealized gains relating to instruments still held at year end	$2	$244

Assets Measured at Fair Value on a Non-recurring Basis

        The Bank may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2014 and 2013. The losses represent the amount of write-downs during the year on assets held at year end.

	December 31, 2014			Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Foreclosed real estate	$—	$—	$1,285	$89
Impaired loans	—	—	2,075	144
Real estate held for sale	—	—	3,831	706

	$—	$—	$7,191	$939

	December 31, 2013			Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Foreclosed real estate	$—	$—	$1,170	$180
Impaired loans	—	—	987	280
Real estate held for sale	—	—	3,515	482

	$—	$—	$5,672	$942

        Losses applicable to impaired loans are estimated using the appraised value of the underlying collateral, discounted as necessary due to management's estimates of changes in market conditions, less

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

15. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

selling costs. The loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

        Certain properties in foreclosed real estate and real estate held for sale were adjusted to fair value based on appraisals that utilize prices in observed transactions involving similar assets or estimated sales price less costs to sell. If necessary, these appraised values were adjusted by management to recognize unobservable inputs for specific characteristics of the properties. Losses during the year represent amounts charged off to the allowance for loan losses upon transfer from loans and subsequent write-downs charged to earnings.

        There are no liabilities measured at fair value on a non-recurring basis at December 31, 2014 or 2013.

        The following table shows significant unobservable inputs used in the non-recurring fair value measurements of Level 3 assets:

Measurements	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2014
Foreclosed real estate	$1,285	Discounted appraisals	Collateral discounts/selling costs	5 - 30%
Impaired loans	2,075	Discounted appraisals	Collateral discounts/selling costs	5 - 30%
Real estate held for sale	3,831	Appraisal	Selling costs	5 - 6%
December 31, 2013
Foreclosed real estate	$1,170	Discounted appraisals	Collateral discounts/selling costs	5 - 30%
Impaired loans	987	Discounted appraisals	Collateral discounts/selling costs	5 - 30%
Real estate held for sale	3,515	Appraisal	Selling costs	5%

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

        The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Bank's financial instruments as of December 31, 2014 and 2013. The tables exclude financial instruments for which the carrying value approximates fair value and derivatives. Financial assets for which the fair value approximates carrying value include cash and cash equivalents,

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

15. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

certificates of deposit and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits and accrued interest payable.

	December 31, 2014
			Fair Value Measurements
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Loans, net of allowance for loan losses	$383,909	$387,560	$—	$—	$387,560
Loans held for sale	10,995	11,173	—	—	11,173
FHLB stock	3,207	3,207	—	—	3,207
Financial liabilities:
Certificates of deposit	118,206	119,987	—	119,987	—
Borrowed funds	47,800	47,809	—	47,809	—

	December 31, 2013
			Fair Value Measurements
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Loans, net of allowance for loan losses	$328,576	$327,618	$—	$—	$327,618
Loan held for sale	8,648	8,690	—	—	8,690
FHLB stock	2,694	2,694	—	—	2,694
Financial liabilities:
Certificates of deposit	125,410	127,528	—	127,528	—
Borrowed funds	28,000	28,021	—	28,021	—

16. PARENT COMPANY FINANCIAL STATEMENTS

        Condensed financial information relative to the Parent Company's balance sheets at December 31, 2014 and the related statements of net loss and cash flows for the year ended December 31, 2014 are presented below. The statement of stockholders' equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

16. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

BALANCE SHEET

December 31 2014
(in thousands)
Assets:
Cash(2)	$11,808
Certificates of deposit	3,016
Investments in subsidiary(1)	51,594
Note receivable from subsidiary(1)	3,849
Other assets(3)	238

Total assets	$70,505

Liabilities and stockholders' equity:
Other liabilities	$1
Stockholders' equity	70,504

Total liabilities and stockholders' equity	$70,505

(1)
Entire balance eliminates in consolidation

(2)
$2.8 million eliminates in consolidation

(3)
$225,000 eliminates in consolidation

STATEMENT OF NET LOSS

Year Ended December 31 2014
(in thousands)
Income:
Interest income(1)	$212
Expenses:
Other expenses(2)	216

Loss before income taxes and equity in undistributed loss of subsidiary	(4)
Income tax benefit	(1)

Loss of parent company	(3)

Equity in undistributed loss of subsidiary	(962)

Net loss	$(965)

(1)
Income of $138,000 eliminated in consolidation

(2)
Expense of $27,000 eliminated in consolidation

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2014 and 2013

16. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

December 31 2014
(in thousands)
Cash flows from operating activities:
Net loss	$(965)
Adjustments to reconcile net loss to cash used in operating activities
Change in other assets	(238)
Change in other liabilities	1
Equity in undistributed loss of subsidiary	962

Net cash used in operating activities	(240)

Cash flows used in investing activities:
Purchase of certificates of deposit	(3,016)
Change in note receivable from subsidiary, net—ESOP	(3,849)

Net cash used in investing activities	(6,865)

Cash flows provided by financing activities:
Issuance of common stock for initial public offering	46,345
Purchase of common stock by ESOP	(3,959)
Contributions to subsidiary from initial public offering	(23,473)

Net cash provided by financing activities	18,913

Net increase (decrease) in cash and cash equivalents	11,808
Cash and cash equivalents at the beginning of the year	—

Cash and cash equivalents at the end of the year	$11,808

(17) SUBSEQUENT EVENT

        On January 30, 2015, the Company announced that the Board of Directors has adopted its first stock repurchase program. Under the repurchase program, the Company may repurchase up to 247,459 shares of its common stock, or approximately 5% of its outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

        Repurchases will be made at management's discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements.

        The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable

Item 9A.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

  (b)
  Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the Company;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

        Management's report on internal control was not subject to attestation by the Company's registered public accounting firm in accordance with rules of the Securities and Exchange Commission for smaller reporting companies.

  (c)
  Changes in internal controls

        There were no significant changes made in our internal control over financial reporting during the Company's fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The "Proposal I—Election of Directors" section of the Company's definitive proxy statement for the Company's 2015 Annual Meeting of Shareholders (the "2015 Proxy Statement") is incorporated herein by reference.

Item 11.    Executive Compensation

        The "Proposal I—Election of Directors" section of the Company's 2015 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The "Proposal I—Election of Directors" section of the Company's 2015 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The "Transactions with Certain Related Persons" section of the Company's 2015 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The "Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm" Section of the Company's 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

        The following are filed as a part of this report by means of incorporation by reference to Coastway Bancorp, Inc.'s 2014 Annual Report to Stockholders:

  (A)
  Report of Independent Registered Public Accounting Firm

  (B)
  Consolidated Balance Sheets—at December 31, 2014 and 2013

  (C)
  Consolidated Statements of Income (Loss)—Years ended December 31, 2014 and 2013

  (D)
  Consolidated Statements of Comprehensive Income (Loss)—Years ended December 31, 2014 and 2013

  (E)
  Consolidated Statements of Cash Flows—Years ended December 31, 2014 and 2013

  (F)
  Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Coastway Bancorp, Inc.(1)
3.2	Bylaws of Coastway Bancorp, Inc.(2)
3.3	Articles of Amendment to the Articles of Incorporation of Coastway Bancorp, Inc.(3)
4	Form of Common Stock Certificate of Coastway Bancorp, Inc.(4)
10.1	Employment Agreement between Coastway Community Bank and William A. White, and amendment(5)
10.2	Form of Coastway Community Bank Change in Control Severance Plan(6)
10.3	Supplemental Executive Retirement Plan for William A. White(7)
10.4	Supplemental Executive Retirement Plan for Certain Executives(8)
13	Annual Report to Stockholders
21	Subsidiaries of Registrant(9)
23	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (v) the notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

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

(7)
Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Coastway Bancorp, Inc. (file no. 001-36263), originally filed with the Securities and Exchange Commission on March 26, 2014.

(8)
Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Coastway Bancorp, Inc. (file no. 001-36263), originally filed with the Securities and Exchange Commission on March 26, 2014.

(9)
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

COASTWAY BANCORP, INC.
Date: March 19, 2015	By:	/s/ WILLIAM A. WHITE William A. White President and Chief Executive Officer (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM A. WHITE William A. White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2015
/s/ JEANETTE FRITZ Jeanette Fritz	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 19, 2015
/s/ MARK E. CREVIER Mark E. Crevier	Chairman of the Board	March 19, 2015
/s/ PHILLIP KYDD Phillip Kydd	Vice Chairman of the Board	March 19, 2015
/s/ LYNDA DICKINSON Lynda Dickinson	Director	March 19, 2015
/s/ DAVID P. DISANTO David P. DiSanto	Director	March 19, 2015
/s/ HON. FRANCIS X. FLAHERTY Hon. Francis X. Flaherty	Director	March 19, 2015
/s/ JAMES P. FIORE James P. Fiore	Director	March 19, 2015

Signatures	Title	Date

/s/ DENNIS M. MURPHY Dennis M. Murphy	Director	March 19, 2015
/s/ DEBRA M. PAUL Debra M. Paul	Director	March 19, 2015