Form 10-Q
period 2015-03-31
Coastway Bancorp, Inc.
filed 2015-05-07
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                                 .

For the quarterly period ended March 31, 2015

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

As of May 4, 2015 there were 4,925,379 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and Subsidiary

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents:
Cash and due from banks	$2,096	$2,936
Interest-earning deposits	12,189	11,646
Total cash and cash equivalents	14,285	14,582
Certificates of deposit	3,021	3,016
Federal Home Loan Bank stock, at cost	3,207	3,207
Loans, net of allowance for loan losses of $1,975 and $1,942, respectively	391,242	383,909
Loans held for sale	11,583	10,995
Premises and equipment, net	31,977	31,938
Accrued interest receivable	1,253	1,253
Real estate held for sale	3,831	3,831
Foreclosed real estate	871	1,285
Bank-owned life insurance	4,225	4,191
Net deferred tax asset	1,031	1,114
Other assets	4,731	6,505
Total assets	$471,257	$465,826

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$279,775	$270,041
Non-interest-bearing	79,417	73,503
Total deposits	359,192	343,544
Borrowed funds	37,000	47,800
Accrued expenses and other liabilities	4,241	3,978
Total liabilities	400,433	395,322

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; and 4,940,479 and 4,949,179 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	49	49
Additional paid-in capital	47,434	47,527
Retained earnings	27,442	27,069
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,761)	(3,801)
Accumulated other comprehensive loss	(340)	(340)
Total stockholders’ equity	70,824	70,504
	$471,257	$465,826

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except share and per share amounts)	2015	2014
Interest income:
Interest and fees on loans	$4,092	$3,670
Other interest income	37	32
Total interest income	4,129	3,702
Interest expense:
Interest on deposits	545	584
Interest on borrowed funds	35	22
Total interest expense	580	606
Net interest income	3,549	3,096
Provision for loan losses	99	167
Net interest income after provision for loan losses	3,450	2,929
Non-interest income:
Customer service fees	737	730
Net gain on sales of loans, and other mortgage banking income	855	358
Bank-owned life insurance income	34	31
Other income	19	31
Total non-interest income	1,645	1,150
Non-interest expenses:
Salary and employee benefits	2,207	2,182
Occupancy and equipment	915	626
Data processing	381	395
Professional fees	181	202
Deposit servicing	180	178
Foreclosed real estate	80	52
FDIC insurance assessment	93	88
Advertising	58	43
Contribution to Coastway Cares Charitable Foundation II	—	1,521
Other general and administrative	385	325
Total non-interest expenses	4,480	5,612
Income (loss) before income taxes	615	(1,533)
Income tax expense (benefit)	242	(651)
Net income (loss) and comprehensive income (loss)	$373	$(882)

Weighted average common shares outstanding — basic	4,570,390	N/A
Weighted average common shares outstanding — diluted	4,570,390	N/A

Per share information:
Basic and diluted earnings per common share	$0.08	N/A

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Compensation-	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2014	4,949,179	$49	$47,527	$27,069	$(3,801)	$(340)	$70,504
Net income and comprehensive income	—	—	—	373	—	—	373
Common stock repurchased	(8,700)	—	(97)	—	—	—	(97)
ESOP shares committed to be allocated (3,959 shares)	—	—	4	—	40	—	44
Balance at March 31, 2015	4,940,479	$49	$47,434	$27,442	$(3,761)	$(340)	$70,824

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$373	(882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	99	167
Loans originated for sale	(38,259)	(23,500)
Loans sold	37,671	24,363
Gain on sale of portfolio loans, net	(328)	—
Amortization of deferred loan costs	183	151
Loss on foreclosed real estate	60	38
Depreciation and amortization expense	316	250
Bank-owned life insurance income	(34)	(31)
Deferred income tax expense (benefit)	83	(545)
Issuance of common stock to Coastway Cares Charitable Foundation II	—	1,221
ESOP expense	44	41
Net change in:
Accrued interest receivable	—	5
Other, net	2,037	287
Net cash provided by operating activities	2,245	1,565
Cash flows from investing activities:
Purchase of and increases in certificates of deposit	(5)	(3,000)
Loan originations, net of principal payments	(11,841)	(12,121)
Proceeds from portfolio loans sold	4,554	—
Proceeds from sale of foreclosed real estate	354	—
Purchases of premises and equipment	(355)	(179)
Net cash used by investing activities	(7,293)	(15,300)
Cash flows from financing activities:
Net increase in deposits	15,648	13,234
Net change in short-term borrowed funds	(9,500)	(26,000)
Repayments of long-term borrowed funds	(1,300)	(700)
Repurchase of common stock	(97)	—
Issuance of common stock for initial public offering	—	46,345
Conversion of stock subscriptions to common stock	—	(43,398)
Purchase of common stock by ESOP	—	(3,959)
Net cash provided (used) by financing activities	4,751	(14,478)

Net change in cash and cash equivalents	(297)	(28,213)
Cash and cash equivalents at beginning of period	14,582	51,519
Cash and cash equivalents at end of period	$14,285	$23,306

Supplemental cash flow information:
Interest paid on deposits	$544	$587
Interest paid on borrowed funds	40	25
Income taxes paid	100	76

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

(1)                                 Basis of Presentation and Consolidation

General information

Coastway Bancorp, Inc., a Maryland chartered stock corporation (“Company” or “Corporation”), was formed to serve as the holding company for Coastway Community Bank.  Coastway Community Bank (the “Bank”) is a Rhode Island-chartered savings bank.  The Bank provides a variety of financial services to individuals and small businesses throughout Rhode Island.  Its primary deposit products are savings, demand, money market and term certificate accounts and its primary lending products are one-to four-family residential mortgage loans, home equity loans and lines of credit, commercial real estate and SBA loans.  Prior to January 14, 2014, the Bank was 100% owned by Coastway Bancorp, LLC (the “LLC”) and the LLC was 100% owned by Coastway Bancorp, MHC (“MHC”).

Stock Conversion

On August 22, 2013, the Board of Directors of the MHC, LLC and the Bank adopted the Plan of Conversion and Reorganization (“Conversion”) to convert the MHC from the mutual holding company form of organization to a stock holding company form of organization with a new Maryland-chartered stock corporation, Coastway Bancorp, Inc.

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

Earnings (loss) per share is not presented herein for the three months ended March 31, 2014 as common stock had not been outstanding during the entire three months ended March 31, 2014.  At March 31, 2015, there are no common stock equivalents.

Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries.  All significant intercompany transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the SEC for quarterly reports on Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year or any other period.  The results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Corporation’s annual report on Form 10-K.

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

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of March 31, 2015, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) which is intended to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The ASU also provides guidance on disclosures of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans that are in process of foreclosure.  Under the extended transition period for an emerging growth company, the Corporation will adopt this standard for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. Management believes that the adoption of this standard will not have a material impact on the Company’s results of operations or financial condition.

(2)                                 Certificates of Deposit

At March 31, 2015, certificates of deposit totaling $3.0 million with an interest rate of 0.65% mature on September 13, 2015.  In April 2015, $3.0 million in a money market account was transferred to a certificate of deposit maturing in April  2016 with an interest rate of 0.65%.  Certificates of deposit are carried at cost which approximates fair value.

(3)                                 Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Residential real estate mortgage loans:
1-4 family	$144,630	$134,084
Home equity loans and lines of credit	78,437	79,771
Total residential real estate mortgage loans	223,067	213,855

Commercial:
Commercial real estate	115,128	108,025
Commercial business	6,026	7,698
Commercial construction	6,595	8,181
SBA	38,325	44,032
Total commercial loans	166,074	167,936
Consumer	1,267	1,372
Total loans	390,408	383,163

Allowance for loan losses	(1,975)	(1,942)
Net deferred loan costs	2,809	2,688
Loans, net	$391,242	$383,909

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

Consumer — This segment includes unsecured and vehicle loans and repayment is dependent on the credit quality of the individual borrower.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2015 and the year ended December 31, 2014.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the credit risk profile by internally assigned risk rating category at the dates indicated:

	March 31, 2015
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	111,662	6,026	6,108	34,433	158,229
Loans rated 5.5	1,560	—	—	848	2,408
Loans rated 6	704	—	—	1,392	2,096
Loans rated 7	1,202	—	487	1,652	3,341
Loans rated 8	—	—	—	—	—
	$115,128	$6,026	$6,595	$38,325	$166,074

	December 31, 2014
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$102,261	$7,698	$7,879	$38,778	$156,616
Loans rated 5.5	3,964	—	—	1,159	5,123
Loans rated 6	708	—	—	1,443	2,151
Loans rated 7	1,092	—	302	2,652	4,046
Loans rated 8	—	—	—	—	—
	$108,025	$7,698	$8,181	$44,032	$167,936

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents past due loans as of the dates indicated.

	March 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$1,083	$—	$2,329	$342	$—	$5,376
Home equity loans and lines of credit	362	74	213	649	—	467
Commercial real estate	—	—	—	—	—	119
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	70	75	145	—	89
Consumer	—	—	—	—	—	—
Total gross loans	$1,445	$144	$2,617	$4,206	$—	$6,051

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$—	$580	$2,195	$2,775	$—	$5,870
Home equity loans and lines of credit	301	8	153	462	—	370
Commercial real estate	—	—	—	—	—	—
Commercial business	—	84	—	84	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	20	189	209	—	204
Consumer	—	8	—	8	—	—
Total gross loans	$301	$700	$2,537	$3,538	$—	$6,444

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

	March 31, 2015
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$6,167	$5,982	$3,752	$2,230	$201
Home equity loans & lines of credit	1,026	945	902	43	7
Commercial real estate	119	119	119	—	—
SBA	1,679	1,678	1,678	—	—
Consumer	15	15	—	15	4
Total	$9,006	$8,739	$6,451	$2,288	$212

	December 31, 2014
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$6,849	$6,664	$3,658	$3,006	$144
Home equity loans & lines of credit	889	800	693	107	68
SBA	1,808	1,806	1,671	135	13
Consumer	25	25	9	16	4
Total	$9,571	$9,295	$6,031	$3,264	$229

Of the $1.7 million and $1.8 million of impaired SBA loans at March 31, 2015 and at December 31, 2014, guaranteed portions of such loans amounted to $1.4 million at both dates.

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$6,428	$45	$6,684	$36
Home equity loans & lines of credit	850	3	342	3
Commercial real estate	60	—	—	—
SBA	1,740	345	2,464	88
Consumer	22	—	31	1
Total	$9,100	$83	$9,521	$128

Troubled Debt Restructurings (TDRs)

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

impairment and a specific reserve is assigned for the amount of the estimated credit loss. Total TDR loans, included in impaired loans as of March 31, 2015 and December 31, 2014 were $7.1 million and $7.2 million, respectively.  TDR loans on accrual status amounted to $2.7 million and $2.9 million at March 31, 2015 and December 31, 2014, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended March 31, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	1	$289	$289
Home equity	3	$113	$113
Commercial real estate	1	119	119
Total	5	$521	$521

The troubled debt restructurings described above had a $4,000 impact to the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2015.

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended March 31, 2015
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	2	$470
SBA	1	9
Total	3	$479

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended March 31, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	3	$834	$834
Total	3	$834	$834

The troubled debt restructurings described above had a $17,000 impact to the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2014.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended March 31, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2014	$654	$584	$400	$28	$30	$236	$10	$1,942
Provision (credit)	111	10	25	(4)	(4)	(34)	(5)	99
Loans charged-off	—	(75)	—	—	—	(9)	—	(84)
Recoveries	—	—	—	—	—	14	4	18
Allowance at March 31, 2015	$765	$519	$425	$24	$26	$207	$9	$1,975

Three Months Ended March 31, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2013	$462	$605	$321	$29	$24	$197	$18	$1,656
Provision (credit)	86	6	13	(3)	9	62	(6)	167
Loans charged-off	—	(22)	—	—	—	—	—	(22)
Recoveries	4	11	—	—	—	2	3	20
Allowance at March 31, 2014	$552	$600	$334	$26	$33	$261	$15	$1,821

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

March 31, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$201	$7	$—	$—	$—	$—	$4	$212
Allowance for non-impaired loans	564	512	425	24	26	207	5	1,763
Total	$765	$519	$425	$24	$26	$207	$9	$1,975
Impaired loans	$5,982	$945	$119	$—	$—	$1,678	$15	$8,738
Non-impaired loans	138,648	77,492	115,009	6,026	6,595	36,647	1,252	383,024

Total loans	$144,630	$78,437	$115,128	$6,026	$6,595	$38,325	$1,267	$390,408

December 31, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$144	$68	$—	$—	$—	$13	$4	$229
Allowance for non-impaired loans	510	516	400	28	30	223	6	1,713
Total	$654	$584	$400	$28	$30	$236	$10	$1,942
Impaired loans	$6,664	$800	$—	$—	$—	$1,806	$25	$9,295
Non-impaired loans	$127,420	78,971	108,025	7,698	8,181	42,226	1,347	373,868

Total loans	$134,084	$79,771	$108,025	$7,698	$8,181	$44,032	$1,372	$383,163

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(4)                                 Employee Benefits

Deferred Compensation Supplemental Executive Plan

The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan (“DCSERP”) with a senior executive which was amended and restated as of January 1, 2011 and January 1, 2013.  Effective during the first quarter of 2015, the DCSERP was amended to allow the executive to invest all or a portion of the deferred compensation in Corporation stock, provided that such stock will only be settled in Corporation stock.  The Rabbi Trust which holds the assets invested on behalf of the deferred compensation DCSERP, was also similarly amended and effective during the first quarter of 2015. The assets invested in bonds related to this Plan total $984,000 at March 31, 2015 and $989,000 at December 31, 2014, and are included in other assets at fair value in the consolidated balance sheet.  The liability for the benefit obligation reported in accrued expenses and other liabilities totaled $984,000 at March 31, 2015 and $989,000 at December 31, 2014. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at March 31, 2015 which is accounted for at its cost basis.

Supplemental Retirement Agreements

Effective July 1, 2013, the Bank entered into supplemental retirement agreements (“SERP”) with six executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally ages 65-67.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally accrue as they are vested; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  An additional officer was added to the plan effective January 1, 2015.  During the three months ended March 31, 2015 and 2014, SERP expense totaled $151,000 and $102,000, respectively.

Defined Benefit Pension Plan

Pension expense (income) totaled $5,000 and ($6,600) for the three months ended March 31, 2015 and 2014, respectively. The Bank does not expect to contribute to the plan year ending December 31, 2015.

Employee Stock Ownership Plan

The Corporation maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Corporation stock.  This plan is a tax-qualified retirement plan for the benefit of all Corporation employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of March 31, 2015, the ESOP holds 395,934 shares, or 8% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the rate of the prime rate, as published in The Wall Street Journal, which is currently 3.25% per annum.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the Investment Fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

March 31, 2015

Allocated	15,837
Committed to be allocated	3,959
Unallocated	376,138
395,934

The fair value of unallocated shares was approximately $4.2 million at March 31, 2015.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Total compensation expense recognized in connection with the ESOP for the three month period ended March 31, 2015 and 2014 was $44,000 and $41,000, respectively.

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

(5)                                 Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of March 31, 2015.  Earnings (loss) per share is not presented for the three months ended March 31, 2014 as common shares had not been outstanding during the entire period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings (loss) per common share have been computed as follows three months ended March 31, 2015:

(Dollars in thousands except per share amounts)
Net income applicable to common stock	$373

Average number of common shares outstanding	4,948,502
Less: Average unallocated ESOP shares	(378,112)

Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	4,570,390

Earnings per share — basic and diluted	$0.08

On January 30, 2015, the Corporation authorized a program to repurchase, from time to time and as market and business conditions warrant, up to 247,499 shares of the Corporation’s common stock.  During the three months ended March 31, 2015, 8,700 shares were repurchased for a cost of $97,000.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31,	December 31,
	2015	2014
	(In thousands)
Commitments to grant loans	$19,878	$8,583
Commitments to originate loans to be sold	15,616	10,751
Unfunded commitments under home equity lines of credit	47,078	47,106
Unfunded commitments under commercial lines of credit	13,530	11,922
Unfunded commitments under SBA lines of credit	4,011	3,668
Unadvanced funds on construction loans	3,095	2,793

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Bank utilizes best efforts forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Best efforts forward loan sale commitments are accounted for at fair value.

With a best efforts contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).  Forward commitments to sell loans totaled $24.9 million and $21.5 million at March 31, 2015 and December 31, 2014, respectively.

The following table presents the fair values of derivative loan commitments and forward sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In thousands)	Location	Value	Location	Value

March 31, 2015

Derivative loan commitments	Other assets	$158	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	36

Total derivatives not designated as hedging instruments		$158		$36

December 31, 2014

Derivative loan commitments	Other assets	$98	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	96

Total derivatives not designated as hedging instruments		$98		$96

The following table presents information pertaining to the gains and losses on Bank’s derivative loan commitments not designated as hedging instruments and forward loan sale commitments:

	Location of Gain/(Loss)	Three Months Ended March 31,
		2015	2014
		(In thousands)
Derivative loan commitments	Net gain on sales of loans and other mortgage banking income	$61	$(14)

Forward loan sale commitments	Net gain on sales of loans and other mortgage banking income	60	3
		$121	$(11)

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

Effective January 1, 2015, the Bank elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed mortgage loans intended for sale and transferred the placement of loans held for sale to Level 2 in the fair value hierarchy.  ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards.  The Bank elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values for the loans with changes in the fair value of the forward loan sale contracts used to economically hedge them.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $11.6 million, $11.3 million and $278,000 at March 31, 2015. The change in fair value of loans held for sale reported as a component of net gains on sale of loans and other mortgage banking income was $60,000 for the three months ended March 31, 2015.

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2015
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$11,583	$—
Derivative loan commitments	—	—	158
Liabilities measured on a recurring basis:
Forward loan sale commitments	—	—	36
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	1,034

	December 31, 2014
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Derivative loan commitments	$—	$—	$98
Liabilities measured on a recurring basis:
Forward loan sale commitments	—	—	96
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	2,075
Foreclosed real estate	—	—	1,285
Real estate held for sale	—	—	3,831

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2015 or the year ended December 31, 2014.

Impaired loan balances in the table above represent those collateral dependent impaired  loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss. The provision to the allowance for loan losses on collateral dependent impaired loans for the three months ended March 31, 2015 and 2014, totaled $108,000 and $123,000, respectively.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.   There were no losses on foreclosed real estate held at period end for the three months ended March 31, 2015.  Losses on foreclosed real estate for assets held at period end for the three months ended March 31,  2014 totaled  $38,000.

When real estate is determined to be held for sale, it is recorded at the lower of estimated fair value less estimated cost to sell.  The fair value less costs to sell is determined based on current appraisals that utilize prices in observed transactions involving similar assets or estimated selling price less costs to sell. There were no write-downs on real estate held for sale during the three months ended March 31, 2015 and 2014.

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

The table below presents for the three months ended March 31, 2015 and 2014, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
(Dollars in thousands)	2015	2014

Balance at beginning of period	$2	$244
Total realized and unrealized gains (losses) included in net income	121	(11)
Settlements and closed loans	(1)	73
Balance at end of period	122	306
Total unrealized gains (losses) relating to instruments still held at period end	$121	$(11)

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

March 31, 2015

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$158	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	98.58-106.86%
Liabilities measured on a recurring basis:
Forward loan sale commitments	(36)	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	98.58-107.66%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,034	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%

December 31, 2014

Assets measured on a recurring basis:
Derivative commitments	$98	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	99.30-107.46%
Liabilities measured on a recurring basis:
Forward loan sale commitments	(96)	Investor pricing	Pull-through rate	82.5-100%
			Pricing spreads	99.33-108.00%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,075	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Foreclosed real estate	1,285	Appraisal of collateral	Collateral discounts/selling costs	5% - 30%
Real estate held for sale	3,831	Appraisal of collateral	Selling costs	5% - 6%

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

Federal Home Loan Bank stock — It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.

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

The estimates of fair value of financial instruments were based on information available at March 31, 2015 and December 31, 2014 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	March 31, 2015 (unaudited)		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$391,242	$398,137	$—	$—	$398,137
FHLB stock	3,207	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	117,116	118,560	—	118,560	—
Borrowed funds	37,000	37,000	—	37,000	—

	December 31, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$383,909	$387,560	$—	$—	$387,560
Loans held for sale	10,995	11,173	—	—	11,173
FHLB stock	3,207	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	118,206	119,987	—	119,987	—
Borrowed funds	47,800	47,809	—	47,809	—

(1)  Excluded from this table are certain financial instruments that approximate fair value, as they were                               short-term in nature or payable on demand.  These include cash and cash equivalents, certificates of deposit, accrued interest receivable, non-term deposit accounts, and accrued interest payable.  The respective carrying values of cash and cash equivalents, certificates of deposit and non-term deposit accounts would all be considered to be classified within Level 1 of their fair value hierarchy.  The $1.3 million carrying value of accrued interest receivable on loans would generally be considered Level 3 in the fair value hierarchy and the carrying value of accrued interest payable of $9,000 would be considered Level 2

Item 2 -     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Corporation’s (also referred to herein as, “Company’s” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Corporation’s 2014 consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions.  Various statements contained in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Corporation wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Corporation’s future results.  The following important factors, among others, could cause the Corporation’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Corporation’s allowance for loan losses and/or valuations of foreclosed properties and real estate held for sale; (iii) changes in consumer spending could negatively impact the Corporation’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Corporation’s competitive position within its market area and reduce demand for the Corporation’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Corporation’s assets and the availability of funding sources necessary to meet the Corporation’s liquidity needs; (vi) changes in technology could adversely impact the Corporation’s operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses and other non-interest expenses could adversely affect the Corporation’s financial results; (viii) changes in laws and regulations that apply to the Corporation’s business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act (the “JOBS Act”) and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Corporation’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Corporation’s financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in “Risk Factors” of the Corporation’s annual report on Form 10-K could be realized, which could have a material adverse effect on the Corporation’s business, financial condition and results of operation.  Therefore, the Corporation cautions readers not to place undue reliance on any such forward-looking information and statements.

Accounting Policies/Critical Accounting Estimates

As discussed in the 2014 consolidated financial statements included in the Corporation’s annual report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the valuation of real estate held for sale.  The Corporation has not changed its significant accounting and reporting policies from those disclosed in its 2014 consolidated financial statements other than adopting the fair value option for certain residential one-to four-family loans held for sale in order to better match the changes in fair value of such loans with the changes in the fair value of the forward loan sale commitments used to economically hedge them.

Overview

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

The Corporation’s earnings are largely dependent on net interest income which is the difference between interest earned on loans, investments and cash and cash equivalents, and the cost of funding (primarily deposits and borrowed funds).  The re-pricing frequency of the Corporation’s assets and liabilities are not identical, and therefore subject the Corporation to the risk of adverse changes in interest rates.  The Corporation’s earnings are also dependent on the net gains on sale of loans, and other mortgage banking income, which is volatile.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale.  Weak or deteriorating economic conditions also tend to reduce loan demand.  The Corporation’s operating expenses are high as a percentage of net interest income and non-interest income, due to prior branch growth and increase in personnel as we positioned the Bank for future growth.

Net income was $373,000 for the three months ended March 31, 2015 as compared to a net loss of $882,000 for the three months ended March 31, 2014.  Net income increased primarily due to the $1.5 million contribution ($914,000, net of income taxes) on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock as well as an increase in gains on sales of loans of $497,000.  Excluding the net of income tax impact of the contribution to the charitable foundation, net income for the three months ended March 31, 2014 would have been $32,000, as compared to net income of $373,000 for the three months ended March 31, 2015.  The earnings results for the three months ended March 31, 2015 as compared to the same period in 2014 were also impacted by a $453,000 increase in net interest income, primarily due to growth in loan interest income of $422,000,  lower provision for loan losses of $68,000, an increase in total non-interest income of $495,000, partially offset by an increase of $389,000 in non-interest expense excluding the $1.5 million charitable foundation contribution, and an increase in income tax expense of $286,000, excluding the tax impact of the charitable foundation contribution. The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage income of $497,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the three months ended March 31, 2014.    The increase in non-interest expense excluding the contribution to the charitable foundation was primarily due to increases in occupancy and equipment expense, which increased $289,000 primarily due to building depreciation, utilities, and real estate tax expense from our new corporate headquarters which was relocated in August 2014 and increased snow removal costs of $97,000.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Assets.  Our total assets increased $5.4 million, or 1.2%, to $471.3 million at March 31, 2015 from $465.8 million at December 31, 2014 primarily due to loan growth. Total loans (excluding loans held for sale) increased $7.2 million, or 1.9%, to $390.4 million at March 31, 2015 from $383.2 million at December 31, 2014.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $10.5 million, or 7.9%, to $144.6 million at March 31, 2015 from $134.1 million at December 31, 2014. Residential one-to four-family loans increased due to purchases of $5.7 million of loans from third parties as well as organic loan growth. Commercial real estate loans increased $7.1 million, or 6.6% to $115.1 million at March 31, 2015 as compared to $108.0 million at December 31, 2014.  SBA loans declined $5.7 million, or 13.8%, to $38.0 million at March 31, 2015 as compared to $44.0 million at December 31, 2014 primarily due to the sale of $4.2 million of such loans during the first quarter of 2015.

Loans

A summary of the balances of loans are as follows:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$144,630	37.05%	$134,084	34.99%
Home equity loans and lines of credit	78,437	20.09	79,771	20.82
Commercial real estate	115,128	29.49	108,025	28.19
Commercial business	6,026	1.54	7,698	2.01
Commercial construction	6,595	1.69	8,181	2.14
SBA loans	38,325	9.82	44,032	11.49
Consumer	1,267	0.32	1,372	0.36

Total loans	390,408	100%	383,163	100%
Net deferred loan costs	2,809		2,688
Allowance for loan losses	(1,975)		(1,942)
Total loans, net	$391,242		$383,909

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $15.6 million, or 4.6%, to $359.2 million at March 31, 2015 from $343.5 million at December 31, 2014.  The increase in deposits was primarily as a result of an increase in our transaction accounts, partially offset by a decrease in certificates of deposit.  The increase in our transaction accounts was due to an increase in the balance of non-interest bearing demand deposit accounts of $5.9 million, or 8.0%, an increase of $7.6 million in the balance of savings and interest bearing demand deposit accounts, or 8.8%, and an increase of $3.0 million in the balance of money market accounts, or 4.7%. Certificates of deposit decreased $1.1 million, or 0.9%. Customers have generally continued to maintain funds in more liquid deposit accounts in periods of low interest rates. We have also continued to expand our services to our small business customers.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$79,417	22.11%	$73,503	21.40%
Money market accounts	67,118	18.69	64,117	18.66
Savings and interest bearing demand deposit accounts	94,115	26.20	86,529	25.19
Club accounts	1,426	0.40	1,189	0.35
Total transaction accounts	242,076	67.40	225,338	65.60
Certificates of deposit	117,116	32.60	118,206	34.40
Total deposits	$359,192	100.00%	$343,544	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston as an alternate funding source. Borrowed funds at March 31, 2015 totaled $37.0 million as compared to $47.8 million at December 31, 2014, a decrease of $10.8 million.  Borrowed funds at March 31, 2015 were comprised of $37.0 million of short-term advances at a weighted average rate of 0.22% as compared to short-term advances of $46.5 million at December 31, 2014 at a weighted average rate of 0.24% and long-term advances of $1.3 million at December 31, 2014 at a weighted average rate of 4.04%. The decrease in long-term advances in 2015 of $1.3 million was due to maturities.  The decrease in overnight advances during the three months ended March 31, 2015 was due to repayments as a result of deposit growth.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $70.8 million at March 31, 2015 from $70.5 million at December 31, 2014.  The increase in stockholders’ equity was due to net income of $373,000 and $44,000 of ESOP shares committed to be allocated, partially offset by stock repurchases of $97,000.

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

Loans are classified as troubled debt restructured loans when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modifications of the terms of such loans were one of the following:  a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payment added to the principal of the loan.  Loans on nonaccrual status at the date of modification are initially classified as non-accruing troubled debt restructurings.  Troubled debt restructured loans may be returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring.  Satisfactory payment performance is generally six months of current payments.

Non-performing loans decreased to $6.1 million, or 1.55% of total loans at March 31, 2015, from $6.4 million, or 1.68% of total loans, at December 31, 2014 primarily due to a $495,000 decrease in non-performing one- to four-family residential loans.  A residential one- to four-family loan with a balance of $462,000 was moved to accrual status at March 31, 2015 following six months of current payments.

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

Non-performing assets decreased $807,000 during the three months ended March 31, 2015 to $6.9 million at March 31, 2015 from $7.7 million at December 31, 2014 due to the decrease in non-performing loans discussed above and the sale of one residential property totaling $354,000.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$1,163	$1,642
Home equity loans and lines of credit	312	277
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	89	144
Commercial construction loans	—	—
Consumer loans	—	—
Total nonaccrual loans	1,564	2,063
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	4,213	4,229
Home equity loans and lines of credit	155	92
Commercial real estate loans	119	—
Commercial business loans	—	—
SBA loans	—	60
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	4,487	4,381
Total nonperforming loans	6,051	6,444
Foreclosed real estate:
Residential real estate mortgage loans:
1-4 family	621	1,035
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	250	250
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	871	1,285
Total nonperforming assets	$6,922	$7,729

Total accruing troubled debt restructured loans	$2,687	$2,850
Delinquent loans 60 — 89 days past due	$144	$700
Loans 60-89 days past due to total loans	0.04%	0.18%
Ratios:
Non-performing loans to total loans	1.55%	1.68%
Non-performing assets to total assets	1.47%	1.66%

For the three months ended March 31, 2015 and 2014, and for the year ended December 31, 2014, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $78,000,$72,000 and $356,000, respectively.  The amount that was included in interest income on such loans totaled $40,000,

$128,000 and $186,000 for the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014, respectively.

Asset Quality

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard”, “doubtful”, or “loss”. An asset is “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses present to make collection or liquidation in full on the basis of currently existing facts, conditions, and values, “highly questionable and improbable”.    Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

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

(Dollars in thousands)	March 31, 2015	December 31, 2014
Special mention	$2,096	$2,151
Substandard	3,341	4,046
Doubtful	—	—
Loss	—	—
Total classified and special mention loans	$5,437	$6,197

The level of classified and special mention loans decreased by $760,000 to $5.4 million at March 31, 2015 from $6.2 million at December 31, 2014 principally due to full repayments on three SBA loans previously classified as “substandard”.

Allowance for Loan Losses

The allowance for loan losses is the amount necessary to reflect probable incurred losses in the portfolio.  The Corporation evaluates the adequacy of the allowance for loan losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

The general component of the allowance for loan losses is established for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets.  This general valuation allowance is determined by segregating the loans by loan category (segments) and assigning allowance percentages based on a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  Although the allowance for loan losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  The allowance may be adjusted for significant factors that in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  The applied loss factors are reevaluated quarterly to ensure their relevance in the current and overall economic environment and in relation to trends in the loan portfolio.

Despite prudent loan underwriting, adverse changes within the Corporation’s market area, or further deterioration in the local, regional or national economic conditions including a decline in real estate market values in Rhode Island, an increase in interest rates, as well as bank regulatory examination and/or independent loan review results could negatively impact the Corporation’s level of allowance for loan losses and non-performing assets in the future.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$1,942	$1,656

Provision for loan losses	99	167

Charge-offs:
Residential 1-4 family	—	—
Home equity loans and lines of credit	(75)	(22)
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	(9)	—
Commercial construction	—	—
Consumer	—	—
Total charge-offs	(84)	(22)
Recoveries on charged-off loans
Residential 1-4 family	—	4
Home equity loans and lines of credit	—	11
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	14	2
Commercial construction	—	—
Consumer	4	3
Total recoveries	18	20

Net charge-offs	(66)	(2)
Balance at end of period	$1,975	$1,821
Annualized net loans charge-offsto average loans outstanding	0.07%	0.00%
Allowance for loan losses to non-performing loans at end of period	32.64%	26.48%
Allowance for loan losses to total loans at end of period	0.51%	0.54%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014.

General.  Net income was $373,000 for the three months ended March 31, 2015 as compared to net loss of $882,000 for the three months ended March 31, 2014.  Net income increased primarily due to the $1.5 million contribution ($914,000, net of income taxes) on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock as well as an increase in gains on sales of loans of $497,000.  Excluding the net of income tax impact of the contribution to the charitable foundation, net income for the three months ended March 31, 2014 would have been $32,000, as compared to net income of $373,000 for the three months ended March 31, 2015.  The earnings results for the three months ended March 31, 2015 as compared to the same period in 2014 were also impacted by a $453,000 increase in net interest income, primarily due to growth in loan interest income of $422,000,  lower provision for loan losses of $68,000, an increase in total non-interest income of $495,000, partially offset by an increase of $389,000 in non-interest expense excluding the $1.5 million charitable foundation contribution, and an increase in income tax expense of $286,000, excluding the tax impact of the charitable foundation contribution. The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $497,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the three months ended March 31, 2014.  The increase in non-interest expense (excluding the contribution to the charitable foundation) was primarily due to increases in occupancy and equipment expense, which increased $289,000 primarily due to building depreciation, utilities, and real estate tax expense from our new corporate headquarters which was relocated in August 2014 and increased snow removal costs of $97,000.

Interest Income.  Interest income increased $427,000, or 11.5%, to $4.1 million for the three months ended March 31, 2015 from $3.7 million for the three months ended March 31, 2014.  The increase reflected an increase in the average balance of interest earning assets of $49.6 million to $422.3 million for the three months ended March 31, 2015 as compared to $372.7 million for the three months ended March 31, 2014, partially offset by a decrease in the average yield on interest-earning assets to 3.97% for the three months ended March 31, 2015 as compared to 4.03% for the three months ended March 31, 2014.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $422,000, or 11.5%, to $4.1 million for the three months ended March 31, 2015 from $3.7 million for the three months ended March 31, 2014.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $61.4 million to $399.3 million for the three months ended March 31, 2015 as compared to $337.9 million for the three months ended March 31, 2014.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family and commercial real estate loan portfolios.  During the three months ended March 31, 2014, interest and fees on loans included a prepayment penalty of $88,000 related to one loan as well as the recovery of interest previously unrecognized of $54,000 on a second unrelated loan which was fully repaid. Partially offsetting the increase in average balance of loans, our average yield on loans decreased to 4.16% for the three months ended March 31, 2015 from 4.41% for the three months ended March 31, 2014 primarily due to a decline in market interest rates as well as the increase in residential one-to four- family residential loans which generally are originated at lower interest rates as compared to commercial real estate and SBA loans.

Interest Expense. Interest expense decreased $26,000, or 4.3%, to $580,000 for the three months ended March 31, 2015 from $606,000 for the three months ended March 31, 2014 due to a decline in the average cost of deposits of seven basis points to 0.81% for the three months ended March 31, 2015 as compared to 0.88% for the three months ended March 31, 2014 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.59% for the three months ended March 31, 2014 to 1.56% for the three months ended March 31, 2015.  The average cost of savings accounts decreased five basis points to 0.10% for the three months ended March 31, 2015 as we lowered such rates effective April 1, 2014.  Partially offsetting the decrease in the average cost of deposits was the increase in average balance of deposits which increased $7.1 million to $274.1 million for the three months ended March 31, 2015 from $267.0 million for the three months ended March 31, 2014, as average balances of money market and savings accounts increased. The average balance of certificates of deposit decreased to $119.1 million for the three months ended March 31, 2015 as compared to $124.4 million for the three months ended March 31, 2014.

Interest expense on borrowed funds increased $13,000 to $35,000 for the three months ended March 31, 2015 from $22,000 for the three months ended March 31, 2014 due to an increase in the average balance of borrowed funds.  The average balance of borrowed funds increased $34.9 million to $41.5 million for the three months ended March 31, 2015 from $6.6 million for the three months ended March 31, 2014, as we increased short-term borrowings to fund loan growth.   The cost of borrowed funds decreased to 0.34% for the three months ended March 31, 2015 from 1.36% for the three months ended March 31, 2014 due to a combination of maturities of long-term borrowings and the increased use of one to two month borrowings which cost less than overnight borrowings.

Net Interest Income.  Net interest income increased $453,000 or 14.6%, to $3.5 million for the three months ended March 31, 2015 from $3.1 million for the three months ended March 31, 2014. This increase was due to both a $14.1 million increase in net interest-earning assets to $106.7 million for the three months ended March 31, 2015 and an increase in our interest rate spread of seven basis points to 3.22% for the three months ended March 31, 2015 as compared to 3.15% for the prior year period.  The net interest margin increased four basis points to 3.41% for the three months ended March 31, 2015 from 3.37% for the three months ended March 31, 2014.

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

	Three months ended March 31, 2015 vs. 2014
	Net	Increase (decrease) due to
(Dollars in thousands)	Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$422	$639	$(217)
Cash and cash equivalents	(1)	(13)	12
Federal Home Loan Bank of Boston stock and other investments	6	8	(2)
Total interest-earning assets	427	634	(207)
Interest-bearing liabilities:
Money Market accounts	3	5	(2)
Savings accounts	(8)	3	(11)
Club accounts	—	—	—
Certificates of deposit	(32)	(20)	(12)
Borrowed funds	13	40	(27)
Subscriptions payable	(2)	—	(2)
Total interest-bearing liabilities	(26)	28	(54)
Net interest income	$453	$606	$(153)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2015 and 2014.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2015			Three months ended March 31, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$399,321	$4,092	4.16%	$337,883	$3,670	4.41%
Cash and cash equivalents	16,778	21	0.51%	31,470	22	0.28%
Federal Home Loan Bank of Boston stock and other investments	6,222	16	1.04%	3,327	10	1.22%
Total interest-earning assets	422,321	4,129	3.97%	372,680	3,702	4.03%
Non-interest-earning assets	45,479			39,624
Total assets	$467,800			$412,304

Liabilities and Equity:
Money market accounts	$64,756	66	0.41%	$60,233	63	0.42%
Savings accounts	88,940	22	0.10%	81,034	30	0.15%
Club accounts	1,300	—	—%	1,346	—	—%
Certificates of deposit	119,101	457	1.56%	124,408	489	1.59%
Total interest-bearing deposits	274,097	545	0.81%	267,021	582	0.88%
Borrowed funds	41,506	35	0.34%	6,559	22	1.36%
Subscriptions payable	—	—	—%	6,505	2	0.12%

Total interest bearing liabilities	315,603	580	0.75%	280,085	606	0.88%
Non-interest bearing deposits	76,317			63,710
Other liabilities	5,367			8,228
Total liabilities	397,287			352,023
Equity	70,513			60,281
Total liabilities and equity	$467,800			$412,304

Net interest income		$3,549			$3,096
Net interest rate spread(1)			3.22%			3.15%
Net interest-earning assets(2)	$106,718			$92,595

Net interest margin(3)			3.41%			3.37%
Average interest-earning assets to interest-bearing liabilities			133.81%			133.06%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $99,000 was recorded to the allowance for loan losses during the three months ended March 31, 2015, a decrease of $68,000 as compared to a provision of $167,000 for the three months ended March 31, 2014. During the three months ended March 31, 2015, a provision of $111,000 was recorded to the residential one-to four- family portfolio and a provision of $25,000 was recorded to the commercial real estate portfolio due to loan growth in both portfolios. A credit  of $34,000 was recorded relating to the SBA portfolio due to both improved credit quality as well as a decrease in SBA loans.  Our provisions are based on our assessment of loss history, current asset quality and economic trends.

During the three months ended March 31, 2014, a provision of $86,000 was recorded relating to the residential one-to-four family loan portfolio primarily due to an increase in specific reserves.  A provision of $62,000 was recorded related to the SBA loan portfolio, a provision of $13,000 was recorded related to the commercial real estate portfolio and a provision of $9,000 was recorded related to the construction portfolio, primarily due to loan growth.  We recorded a charge-off of $22,000 on the home equity loan portfolio during the three months ended March 31, 2014.  Home equity loans and lines of credit balances declined $533,000 during the three months ended March 31, 2014.

Non-Interest income.  Non-interest income increased $495,000, or 43.0%, to $1.6 million for the three months ended March 31, 2015 from $1.2 million for the three months ended March 31, 2014.  The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $497,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the three months ended March 31, 2014.  Gains on sales of mortgage loans decreased $35,000 from $378,000 for the three months ended March 31, 2014 to $343,000 for the three months ended March 31, 2015 due to lower net spreads earned on loan sales. Mortgage loans sold during the three months ended March 31, 2015 totaled $37.7 million as compared to $24.4 million during the three months ended March 31, 2014. Mortgage loans sold during the first quarter of 2014 had been impacted by a combination of lower refinancing activity, impact of inclement weather on housing sales, and other economic factors such as an increase in interest rates. Interest rates on mortgage loans have decreased since the first quarter of 2014.  A loss in the fair value of our mortgage derivatives of $11,000 was recorded during the three months ended March 31, 2014 as compared to a gain on mortgage derivatives and increase in the fair value of loans held for sale of $180,000 during the three months ended March 31, 2015, due to a combination of increased loan sale volume and pipeline and the election of fair value accounting for loans held for sale as of January 1, 2015.

Non-Interest expense.  Non-interest expense decreased $1.1 million, or 20.2%, to $4.5 million for the three months ended March 31, 2015 from $5.6 million for the three months ended March 31, 2014. The decrease in non-interest expense was primarily due to a contribution of $1.5 million to Coastway Cares Charitable Foundation II, in connection with our initial public offering, of which $300,000 was in cash and 122,054 in shares contributed during the first quarter of 2014.  Salary and employee benefits expense increased $25,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to an increase in supplemental executive retirement plan expense of $48,000 during the three months ended March 31, 2015 as compared to the same period in 2014, and general merit increases, partially offset by a decrease in full time equivalent employees to 133 at March 31, 2015 from 137 at March 31, 2014.  Occupancy expense increased $289,000 from the first quarter of 2014 to the first quarter of 2015 primarily due to building depreciation, utilities, and real estate tax expense from our new corporate headquarters which relocated in August 2014 and increased snow removal costs of $97,000.  Professional fees decreased $21,000, or 10.4% to $181,000 for the three months ended March 31, 2015 as compared to $202,000 for the prior year period primarily due to a decrease in IT consulting expenses.  Foreclosed real estate expenses increased $28,000 to $80,000 for the three months ended March 31, 2015 as compared to $52,000 for the three months ended March 31, 2014 primarily due to higher provisions for losses on foreclosed properties.  Other general and administrative expenses increased $60,000 to $385,000 for the three months ended March 31, 2015 as compared to $325,000 for the comparable 2014 period primarily due to the 2014 period including a recovery of previously incurred loan servicing expenses from the collection of insurance proceeds which did not occur in the first quarter of 2015.

Income tax expense (benefit).  Income tax expense of $242,000 was recorded for the three months ended March 31, 2015 as compared to $651,000 of income tax benefit for the three months ended March 31, 2014.  The increase in income tax expense was primarily due to an increase in pre-tax income of $2.1 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The tax benefit of the charitable foundation contribution in 2014 was $607,000. The effective tax rate for the three months ended March 31, 2015 and 2014 were 39.3% and 42.5%, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2015.

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

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At March 31, 2015, cash and cash equivalents totaled $14.3 million.  The Corporation also has $3.0 million of certificates of deposit. In April 2015, $3.0 million of interest-earning deposits was transferred into a one year certificate of deposit.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At March 31, 2015, the Bank had $35.5 million in commitments to originate loans, $15.6 million of which will be sold.  In addition to commitments to originate loans, the Bank had $64.6 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of March 31, 2015 totaled $37.9 million, or 10.6%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $29.3 million.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before March 31, 2015.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of March 31, 2015.

The Corporation’s primary investing activity is originating loans.  During the three months ended March 31, 2015 and for the year ended December 31, 2014, loan originations, net of principal repayments totaled $11.8 million, and $57.3 million, respectively. During the three months ended March 31, 2015, the Corporation received proceeds from the sale of SBA loans of $4.6 million.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank of Boston (FHLB) advances and IPO proceeds.  We experienced a net increase in deposits of $15.6 million and $13.6 million for the three months ended March 31, 2015 and for the year ended December 31, 2014, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. FHLB advances of $10.8 million were repaid during the three months ended March 31, 2015 as compared to net borrowings of $19.8 million for the year ended December 31, 2014.  Stock subscriptions of $43.4 million were converted into stockholders’ equity of $46.3 million upon the close of the IPO in January 2014.  The ESOP purchased $4.0 million of stock during the year ended December 31, 2014. The Corporation repurchased $97,000 of its common stock as part of a previously announced 5% stock repurchase program during the three months ended March 31, 2015.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Federal Home Loan Bank of Boston advances were $37.0 million and $47.8 million at March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, we had the ability to borrow up to an additional $80.5 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At March 31, 2015, the Bank had the capacity to borrow up to $13.0 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations.  As of March 31, 2015, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized,” the Bank must maintain minimum Total Capital, Tier 1 and Common Equity Tier 1 Capital ratios of 10%, 8% and 6.5% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of March 31, 2015 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$53,986	14.99%	$28,811	8.00%	$36,013	10.00%
Tier 1 Capital (to risk weighted assets)	$52,011	14.44%	$21,608	6.00%	$28,811	8.00%
Common Equity Tier 1(to risk weighted assets	$52,011	14.44%	$16,206	4.50%	$23,409	6.50%
Tier 1 leverage Capital (to average assets)	$52,011	11.42%	$18,216	4.00%	$22,770	5.00%

On April 9, 2015, the Board of Governors of the Federal Reserve System issued the Final Rule to implement Public Law 113-250 enacted on December 18, 2014 that updates the Small Bank Holding Company Policy Statement (“Policy Statement”), which will become effective in May 2015.  Pursuant to the Policy Statement, capital rules and reporting requirements will not apply to the small bank holding companies (defined as less than $1.0 billion in assets) which meet the following criteria: (1) not engaged in significant non-bank activities; (2) no significant off-balance sheet activities conducted through a non-bank subsidiary, and (3) no material amount of SEC registered debt or equity securities outstanding (other than trust preferred).  The Bank will still be subject to the capital rules and reporting requirements though the holding company will be exempt.

Item 3 -     Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4 -     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation as defined in Rule 13a-15(e) under the Exchange Act of 1934, under the supervision and with the participation of the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on this evaluation, the Corporation’s principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended March 31, 2015) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At March 31, 2015 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

a)                                     Unregistered Sales of Equity Securities.  None

b)                                     Use of Proceeds.  None

c)                                      Repurchase of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31, 2015	—	$—	—	247,459
February 1 – February 28, 2015	—	$—	—	247,459
March 1 – March 31, 2015	8,700	$11.14	8,700	238,759
Total	8,700	$11.14	8,700	238,759

(1) The Corporation authorized its first stock repurchase program during the first quarter of 2015.  The Corporation’s Board of Directors authorized a stock repurchase program to acquire up to 247,459 shares, or 5.0% of the Corporation’s then outstanding common stock.  Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  There is no guarantee as to the exact number of shares to be repurchased by the Corporation.

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
101

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Net Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: May 7, 2015

	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)