Form 10-Q
period 2015-06-30
Coastway Bancorp, Inc.
filed 2015-08-05
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO                 .

For the quarterly period ended June 30, 2015

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

As of August 3, 2015 there were 4,897,879 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. AND SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except per share amounts)	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents:
Cash and due from banks	$2,049	$2,936
Interest-earning deposits	9,822	11,646
Total cash and cash equivalents	11,871	14,582
Certificates of deposit	6,054	3,016
Federal Home Loan Bank stock, at cost	3,207	3,207
Loans, net of allowance for loan losses of $2,023 and $1,942, respectively	410,711	383,909
Loans held for sale	16,895	10,995
Premises and equipment, net	31,706	31,938
Accrued interest receivable	1,259	1,253
Real estate held for sale	3,636	3,831
Foreclosed real estate	333	1,285
Bank-owned life insurance	4,259	4,191
Net deferred tax asset	958	1,114
Other assets	7,961	6,505
Total assets	$498,850	$465,826

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$283,040	$270,041
Non-interest-bearing	83,644	73,503
Total deposits	366,684	343,544
Borrowed funds	57,000	47,800
Accrued expenses and other liabilities	4,431	3,978
Total liabilities	428,115	395,322

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; and 4,901,579 and 4,949,179 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	49	49
Additional paid-in capital	47,004	47,527
Retained earnings	27,744	27,069
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,722)	(3,801)
Accumulated other comprehensive loss	(340)	(340)
Total stockholders’ equity	70,735	70,504
	$498,850	$465,826

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands except per share amounts)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$4,281	$3,749	8,372	$7,419
Other interest income	39	39	76	71
Total interest income	4,320	3,788	8,448	7,490
Interest expense:
Interest on deposits	529	579	1,073	1,163
Interest on borrowed funds	28	14	63	36
Total interest expense	557	593	1,136	1,199
Net interest income	3,763	3,195	7,312	6,291
Provision for loan losses	72	114	171	281
Net interest income after provision for loan losses	3,691	3,081	7,141	6,010
Non-interest income:
Customer service fees	763	774	1,500	1,504
Net gain on sales of loans and other mortgage banking income	461	639	1,316	998
Bank-owned life insurance income	34	32	68	63
Other income	32	43	51	74
Total non-interest income	1,290	1,488	2,935	2,639
Non-interest expenses:
Salary and employee benefits	2,257	2,221	4,464	4,403
Occupancy and equipment	673	603	1,589	1,229
Data processing	363	384	744	779
Deposit servicing	188	194	368	371
Professional fees	167	155	348	357
Foreclosed real estate	24	119	103	170
Impairment loss on real estate held for sale	195	393	195	393
FDIC insurance assessment	95	75	188	163
Advertising	84	55	143	98
Contribution to Coastway Cares Charitable Foundation II	—	—	—	1,521
Other general and administrative	429	535	813	863
Total non-interest expenses	4,475	4,734	8,955	10,347
Income (loss) before income taxes	506	(165)	1,121	(1,698)
Income tax expense (benefit)	204	19	446	(632)
Net income (loss) and comprehensive income (loss)	302	$(184)	675	$(1,066)
Weighted average common shares outstanding (basic and diluted)	4,544,925	4,559,017	4,557,588	N/A
Earnings (loss) per common share (basic and diluted)	$0.07	$(0.04)	$0.15	N/A

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2015

(Unaudited)

			Additional		Unearned	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Compensation-	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2014	4,949,179	$49	$47,527	$27,069	$(3,801)	$(340)	$70,504
Net income and comprehensive income	—	—	—	675	—	—	675
Common stock repurchased	(47,600)	—	(532)	—	—	—	(532)
ESOP shares committed to be allocated (7,919 shares)	—	—	9	—	79	—	88
Balance at June 30, 2015	4,901,579	$49	$47,004	$27,744	$(3,722)	$(340)	$70,735

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$675	$(1,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	171	281
Loans originated for sale	(84,514)	(58,693)
Loans sold	78,614	54,157
Gain on sale of portfolio loans, net	(328)	—
Amortization of deferred loan costs	355	327
Loss on foreclosed real estate	69	129
Impairment loss on real estate held for sale	195	393
Depreciation and amortization expense	646	503
Bank-owned life insurance income	(68)	(63)
Deferred income tax expense (benefit)	156	(732)
Issuance of common stock to Coastway Cares Charitable Foundation II	—	1,221
ESOP expense	88	81
Net change in:
Accrued interest receivable	(6)	(28)
Other, net	(1,003)	2,004
Net cash used in operating activities	(4,950)	(1,486)
Cash flows from investing activities:
Purchase of certificates of deposit	(3,038)	(3,000)
Proceeds from redemption of FHLB stock	—	331
Loan originations and purchases, net of principal payments	(31,544)	(29,561)
Proceeds from portfolio loans sold	4,554	—
Proceeds from sale of foreclosed real estate	873	—
Purchases of premises and equipment	(414)	(1,075)
Net cash used by investing activities	(29,569)	(33,305)
Cash flows from financing activities:
Net increase in deposits	23,140	16,774
Net change in short-term borrowed funds	10,500	(18,000)
Repayments of long-term borrowed funds	(1,300)	(700)
Repurchase of common stock	(532)	—
Issuance of common stock for initial public offering	—	46,345
Conversion of stock subscriptions to common stock	—	(43,398)
Purchase of common stock by ESOP	—	(3,959)
Net cash provided (used) by financing activities	31,808	(2,938)

Net change in cash and cash equivalents	(2,711)	(37,729)
Cash and cash equivalents at beginning of period	14,582	51,519
Cash and cash equivalents at end of period	$11,871	$13,790

Supplemental cash flow information:
Interest paid on deposits	$1,070	$1,166
Interest paid on borrowed funds	65	39
Income taxes paid	180	202

Supplemental non-cash information:
Loans transferred to foreclosed real estate	—	414
Loans held for sale transferred to portfolio loans	—	—

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

Earnings (loss) per share is not presented herein for the six months ended June 30, 2014 as common stock had not been outstanding during the entire six months ended June 30, 2014.  At June 30, 2015 and 2014, there are no common stock equivalents.

Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries.  All significant intercompany transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the SEC for quarterly reports on Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year or any other period.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Corporation’s annual report on Form 10-K.

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

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of June 30, 2015, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

(2)                                 Certificates of Deposit

At June 30, 2015, certificates of deposit totaling $3.0 million with an interest rate of 0.65% mature on September 13, 2015, and $3.0 million with an interest rate of 0.65% mature in April 2016.  Certificates of deposit are carried at cost which approximates fair value.

(3)                                 Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Residential real estate mortgage loans:
1-4 family	$162,166	$134,084
Home equity loans and lines of credit	76,564	79,771
Total residential real estate mortgage loans	238,730	213,855

Commercial:
Commercial real estate	119,597	108,025
Commercial business	6,203	7,698
Commercial construction	5,500	8,181
SBA	38,378	44,032
Total commercial loans	169,678	167,936
Consumer	1,225	1,372
Total loans	409,633	383,163

Allowance for loan losses	(2,023)	(1,942)
Net deferred loan costs	3,101	2,688
Loans, net	$410,711	$383,909

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Loan Segments

One-to four-family residential real estate and home equity — Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The Bank generally has first liens on one-to four-family residential real estate loans and first or second liens on property securing home equity loans and equity lines-of-credit.  Jumbo one-to four —family loans generally have maximum loan-to-value ratios of 95%. Loan-to-value ratios of one-to-four family loans without private mortgage insurance are generally limited to 80% of sales price or appraised value, whichever is lower.  Loans where the borrower obtains private mortgage insurance may be made with loan-to value ratios up to 95%.  Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80%.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

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

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Currently, under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary. Guaranteed portions of SBA loans total $24.2 million and $29.2 million at June 30, 2015 and December 31, 2014.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2015 and the year ended December 31, 2014.

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

On an annual basis, or more often if needed, the Bank formally reviews the ratings on commercial and SBA loans.  On an annual basis, the Bank engages an independent third-party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.  Credit quality for residential real estate mortgage and consumer loans is determined by monitoring loan payment history and on-going communications with borrowers. Loans that are 90 days or more past due are considered non-performing loans.  Non-performing homogenous loans are individually evaluated for impairment.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the credit risk profile by internally assigned risk rating category at the dates indicated:

	June 30, 2015
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	116,126	6,203	4,852	33,693	160,874
Loans rated 5.5	1,456	—	—	1,632	3,088
Loans rated 6	830	—	—	1,276	2,106
Loans rated 7	1,185	—	648	1,777	3,610
Loans rated 8	—	—	—	—	—
	$119,597	$6,203	$5,500	$38,378	$169,678

	December 31, 2014
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$102,261	$7,698	$7,879	$38,778	$156,616
Loans rated 5.5	3,964	—	—	1,159	5,123
Loans rated 6	708	—	—	1,443	2,151
Loans rated 7	1,092	—	302	2,652	4,046
Loans rated 8	—	—	—	—	—
	$108,025	$7,698	$8,181	$44,032	$167,936

Past Due and Non-Accrual Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is both well secured and in the process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued, but not collected for loans that are placed on non-accrual, is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents past due loans as of the dates indicated.

June 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$—	$—	$1,589	$1,589	$—	$4,557
Home equity loans and lines of credit	286	303	289	878	—	621
Commercial real estate	—	131	—	131	—	115
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	—	75	75	—	89
Consumer	—	—	—	—	—	—
Total gross loans	$286	$434	$1,953	$2,673	$—	$5,382

December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$—	$580	$2,195	$2,775	$—	$5,870
Home equity loans and lines of credit	301	8	153	462	—	370
Commercial real estate	—	—	—	—	—	—
Commercial business	—	84	—	84	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	20	189	209	—	204
Consumer	—	8	—	8	—	—
Total gross loans	$301	$700	$2,537	$3,538	$—	$6,444

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

June 30, 2015
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related Allowance
Residential real estate:
Residential 1-4 family	$5,959	$5,732	$2,749	$2,982	$155
Home equity loans & lines of credit	1,201	1,181	1,059	122	17
Commercial real estate	115	115	115	—	—
SBA	1,667	1,665	1,665	—	—
Consumer	15	15	—	15	3
Total	$8,957	$8,708	$5,588	$3,119	$175

December 31, 2014
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related Allowance
Residential real estate:
Residential 1-4 family	$6,849	$6,664	$3,658	$3,006	$144
Home equity loans & lines of credit	889	800	693	107	68
SBA	1,808	1,806	1,671	135	13
Consumer	25	25	9	16	4
Total	$9,571	$9,295	$6,031	$3,264	$229

Of the $1.7 million and $1.8 million of impaired SBA loans at June 30, 2015 and at December 31, 2014, guaranteed portions of such loans amounted to $1.3 million and $1.4 million respectively, at June 30, 2015 and December 31, 2014.

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income Recognized
Residential real estate:
Residential 1-4 family	$5,868	105	$6,948	$97
Home equity loans & lines of credit	1,044	6	411	6
Commercial real estate	117	3	—	—
SBA	1,671	70	2,147	21
Consumer	15	—	28	—
Total	$8,715	$184	$9,534	$124

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income Recognized
Residential real estate:
Residential 1-4 family	$6,172	60	$6,820	$133
Home equity loans & lines of credit	948	3	382	9
Commercial real estate	84	2	—	—
SBA	1,709	36	2,329	109
Consumer	19	—	29	1
Total	$8,932	$101	$9,560	$252

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled Debt Restructurings (TDRs)

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss. Total TDR loans, included in impaired loans as of June 30, 2015 and December 31, 2014 were $6.9 million and $7.2 million, respectively.  No additional funds are committed to be advanced in connection with TDR loans.  TDR loans on accrual status amounted to $3.3 million and $2.9 million at June 30, 2015 and December 31, 2014, respectively.

Troubled debt restructuring agreements entered into during the periods indicated are as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	1	$200	$200	2	$488	$488
Home equity	2	28	28	5	141	141
Commercial real estate	—	—	—	1	119	119
SBA	1	434	434	1	434	434
Total	4	$662	$662	9	$1,182	$1,182

The troubled debt restructurings described above had a $0 and $4,000 impact to the allowance for loan losses and resulted in no charge-offs during the three and six months ended June 30 2015, respectively.

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the periods indicated:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	2	$470
Home equity	2	47	2	$47
SBA	—	$—	1	$9
Total	2	$47	5	$526

Troubled debt restructuring agreements entered into during the periods indicated are as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	2	$818	$818	5	$1,651	$1,651
SBA	2	34	34	2	34	34
Total	4	$852	$852	7	$1,685	$1,685

The troubled debt restructurings described above had a $5,000 and $20,000 impact to the allowance for loan losses and resulted in no charge-offs during the three and six months ended June 30, 2014, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the periods indicated:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	4	$878
Total	—	$—	4	$878

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended June 30, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at March 31, 2015	$765	$519	$425	$24	$26	$207	$9	$1,975
Provision (credit)	49	(5)	35	1	(4)	(2)	(2)	72
Loans charged-off	(38)	—	—	—	—	—	—	(38)
Recoveries	11	1	—	—	—	1	1	14
Allowance at June 30, 2015	$787	$515	$460	$25	$22	$206	$8	$2,023

Three Months Ended June 30, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at March 31, 2014	$552	$600	$334	$26	$33	$261	$15	$1,821
Provision (credit)	41	40	19	4	12	2	(4)	114
Loans charged-off	(52)	(34)	—	—	—	(14)	—	(100)
Recoveries	51	1	—	—	—	1	3	56
Allowance at June 30, 2014	$592	$607	$353	$30	$45	$250	$14	$1,891

Six Months Ended June 30, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2014	$654	$584	$400	$28	$30	$236	$10	$1,942
Provision (credit)	160	6	60	(4)	(8)	(37)	(6)	171
Loans charged-off	(38)	(76)	—	—	—	(9)	—	(123)
Recoveries	11	1	—	—	—	16	5	33
Allowance at June 30, 2015	$787	$515	$460	$24	$22	$206	$9	$2,023

Six Months Ended June 30, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2013	$462	$605	$321	$29	$24	$197	$18	$1,656
Provision (credit)	127	46	32	1	21	64	(10)	281
Loans charged-off	(52)	(56)	—	—	—	(14)	—	(122)
Recoveries	55	12	—	—	—	3	6	76
Allowance at June 30, 2014	$592	$607	$353	$30	$45	$250	$14	$1,891

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

June 30, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$155	$17	$—	$—	$—	$—	$3	$175
Allowance for non-impaired loans	632	498	460	25	22	206	5	1,848
Total	$787	$515	$460	$25	$22	$206	$8	$2,023

Impaired loans	$5,732	$1,181	$115	$—	$—	$1,665	$15	$8,708
Non-impaired loans	156,434	75,383	119,482	6,203	5,500	36,713	1,210	400,925

Total loans	$162,166	$76,564	$119,597	$6,203	$5,500	$38,378	$1,225	$409,633

December 31, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$144	$68	$—	$—	$—	$13	$4	$229
Allowance for non-impaired loans	510	516	400	28	30	223	6	1,713
Total	$654	$584	$400	$28	$30	$236	$10	$1,942
Impaired loans	$6,664	$800	$—	$—	$—	$1,806	$25	$9,295
Non-impaired loans	$127,420	78,971	108,025	7,698	8,181	42,226	1,347	373,868

Total loans	$134,084	$79,771	$108,025	$7,698	$8,181	$44,032	$1,372	$383,163

(4)                                 Employee Benefits

Deferred Compensation Supplemental Executive Plan

The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan (“DCSERP”) with a senior executive which was amended and restated as of January 1, 2011 and January 1, 2013.  Effective during the first quarter of 2015, the DCSERP was amended to allow the executive to invest all or a portion of the deferred compensation in Corporation stock, provided that such stock will only be settled in Corporation stock.  The Rabbi Trust which holds the assets invested on behalf of the deferred compensation DCSERP, was also similarly amended and effective during the first quarter of 2015. The assets invested in bonds related to this Plan total $990,000 at June 30, 2015 and $989,000 at December 31, 2014, and are included in other assets at fair value in the consolidated balance sheet.  The liability for the benefit obligation reported in accrued expenses and other liabilities totaled $990,000 at June 30, 2015 and $989,000 at December 31, 2014. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at June 30, 2015 which is accounted for at its cost basis of $100,000, which is offset in stockholders’ equity by the compensation obligation of $100,000.

Supplemental Retirement Agreements

Effective July 1, 2013, the Bank entered into supplemental retirement agreements (“SERP”) with six executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally ages 65-67.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally accrue as they are vested; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  An additional officer was added to the plan effective January 1, 2015.  During the three and six months ended June 30, 2015 and 2014, SERP expense totaled $151,000 and $102,000 and $302,000 and $205,000, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Defined Benefit Pension Plan

Pension expense (income) totaled $6,000 and ($6,600) and $11,000 and ($13,000), respectively for the three months and six months ended June 30, 2015 and 2014, respectively. The Bank does not expect to contribute to the plan year ending December 31, 2015.

Employee Stock Ownership Plan

The Corporation maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Corporation stock.  This plan is a tax-qualified retirement plan for the benefit of all Corporation employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of June 30, 2015, the ESOP holds 395,934 shares, or 8% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the rate of the prime rate, as published in The Wall Street Journal, which is currently 3.25% per annum.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the Investment Fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

June 30, 2015

Allocated	15,837
Committed to be allocated	7,919
Unallocated	372,178
395,934

The fair value of unallocated shares was approximately $4.2 million at June 30, 2015.

Total compensation expense recognized in connection with the ESOP for the three and six month periods ended June 30, 2015 and 2014 was $44,000 and $41,000 and $88,000 and $82,000, respectively.

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

Equity Incentive Plan

On May 21, 2015, the Coastway Bancorp, Inc. stockholders approved the 2015 Equity Incentive Plan (“EIP”). Types of awards permitted by the EIP include stock options, restricted stock awards, restricted stock units, and performance awards.  Stock options under the EIP will generally expire after ten years after the date of grant.  Unless otherwise determined by the Compensation Committee, awards under the EIP (other than Performance Awards) shall be granted with a vesting rate not exceeding twenty percent per year, with the first installment vesting no earlier than one year after the date of grant. Upon an involuntary termination following a change of control, all stock options, restricted stock awards and units will become fully vested and performance awards will be deemed earned.  There were no awards granted under the EIP during the three months ended June 30, 2015.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(5)                                 Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of June 30, 2015 and 2014.  Earnings (loss) per share is not presented for the six months ended June 30, 2014 as common shares had not been outstanding during the entire period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings (loss) per common share have been computed as follows in the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015:

	Three months ended		Six Months Ended
	June 30,		June 30, 2015
(Dollars in thousands)	2015	2014
Net income (loss) applicable to common stock	$302	$(184)	$675

Average number of common shares outstanding	4,919,088	4,949,179	4,933,714
Less: Average unallocated ESOP shares	(374,163)	(390,162)	(376,126)

Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	4,544,925	4,559,017	4,557,588

Earnings (loss) per share — basic and diluted	$0.07	$(0.04)	$0.15

On January 30, 2015, the Corporation authorized a program to repurchase, from time to time and as market and business conditions warrant, up to 247,499 shares of the Corporation’s common stock.  During the six months ended June 30, 2015, 47,600 shares were repurchased for a cost of $532,000.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,	December 31,
	2015	2014
	(In thousands)

Commitments to grant loans	$16,982	$8,583
Commitments to originate loans to be sold	24,203	10,751
Commitments to purchase loans from third parties	19,724	4,644
Unfunded commitments under home equity lines of credit	50,184	47,106
Unfunded commitments under commercial lines of credit	13,760	11,922
Unfunded commitments under SBA lines of credit	4,637	3,668
Unadvanced funds on construction loans	5,582	2,793

The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for lines-of-credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based upon management’s credit evaluation of the counterparty.  Collateral held generally consists of real estate.

Sale of Real Estate Held For Sale

During the third quarter of 2015, the Bank accepted an offer of $1.1 million to sell land in Coventry classified as real estate held for sale and recorded impairment of $195,000 during the three months ended June 30, 2015 in connection with the acceptance of the offer.

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

With a best efforts contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).  Forward commitments to sell loans totaled $37.7 million and $21.5 million at June 30, 2015 and December 31, 2014, respectively.

The following table presents the fair values of derivative loan commitments and forward sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In thousands)	Location	Value	Location	Value

June 30, 2015

Derivative loan commitments	Other assets	$64	N/A	$—
Forward loan sale commitments	Other assets	354	N/A	—

Total derivatives not designated as hedging instruments		$418		$—

December 31, 2014

Derivative loan commitments	Other assets	$98	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	96

Total derivatives not designated as hedging instruments		$98		$96

The following table presents information pertaining to the gains and losses on Bank’s derivative loan commitments not designated as hedging instruments and forward loan sale commitments:

	Location of	Three Months Ended June 30,		Six Months Ended June 30,
	Gain/(Loss)	2015	2014	2015	2014
		(In thousands)		(In thousands)
Derivative loan commitments	Net gain on sales of loans and other mortgage banking income	$100	$653	$161	$640

Forward loan sale commitments	Net gain on sales of loans and other mortgage banking income	196	(444)	256	(442)
		$296	$209	$417	$198

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

Effective January 1, 2015, the Bank elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed mortgage loans intended for sale and transferred the placement of loans held for sale to Level 2 in the fair value hierarchy.  ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards.  The Bank elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values for the loans with changes in the fair value of the forward loan sale contracts used to economically hedge them.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $16.9 million, $16.8 million and $89,000 at June 30, 2015. The change in fair value of loans held for sale reported as a component of net gains on sale of loans and other mortgage banking income was $(189,000) and $(129,000) for the three and six months ended June 30, 2015, respectively.

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2015
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$16,895	$—
Derivative loan commitments	—	—	64
Forward loan sale commitments	—	—	354
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	636
Real estate held for sale	—	1,040	—

	December 31, 2014
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Derivative loan commitments	$—	$—	$98
Liabilities measured on a recurring basis:
Forward loan sale commitments	—	—	96
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	2,075
Foreclosed real estate	—	—	1,285
Real estate held for sale	—	—	3,831

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three and six months ended June 30, 2015 or the year ended December 31, 2014.

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss. The provision (credit) to the allowance for loan losses on collateral dependent impaired loans for the three and six months ended June 30, 2015 and 2014, totaled $(8,000) and $92,000 and $100,000 and $138,000, respectively.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.   There were no properties acquired through foreclosure during the six months ended June 30, 2015 and there were no provisions for losses on foreclosed real estate held at period end for the three and six months ended June 30, 2015.  Losses on foreclosed real estate held at period end for the three and six months ended June 30, 2014 totaled $91,000 and $129,000, respectively.

When real estate is determined to be held for sale, it is recorded at the lower of estimated fair value less estimated cost to sell.  The fair value less costs to sell is determined based on current appraisals that utilize prices in observed transactions involving similar assets adjusted for certain inputs that are not always observable (categorized as Level 3 within the fair value hierarchy) or the selling price in an accepted offer less costs to sell (categorized as Level 2 within the fair value hierarchy). There were $195,000 of write-downs on real estate held for sale during the three and six months ended June 30, 2015.  Write-downs on real estate held for sale during the three and six months ended June 30, 2014 totaled $393,000.

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

The table below presents for the three months ended June 30, 2015 and 2014, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Three months ended June 30,
(Dollars in thousands)	2015	2014

Balance at beginning of period	$122	$305
Total realized and unrealized gains included in net income	406	209
Settlements and closed loans	(110)	(418)
Balance at end of period	418	96
Total unrealized gains relating to instruments still held at period end	$296	$209

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Six months ended June 30,
(Dollars in thousands)	2015	2014

Balance at beginning of period	$2	$244
Total realized and unrealized gains (losses) included in net income	417	198
Settlements and closed loans	(1)	(346)
Balance at end of period	418	96
Total unrealized gains (losses) relating to instruments still held at period end	$417	$198

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

June 30, 2015

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$64	Investor pricing	Pull-through rate	82.5-100%
Forward loan sale commitments	354	Investor pricing	Pull-through rate	82.5-100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	636	Appraisal of collateral	Collateral discounts	5% - 30%

December 31, 2014

Assets measured on a recurring basis:
Derivative commitments	$98	Investor pricing	Pull-through rate	82.5-100%
Liabilities measured on a recurring basis:
Forward loan sale commitments	(96)	Investor pricing	Pull-through rate	82.5-100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,075	Appraisal of collateral	Collateral discounts	5% - 30%
Foreclosed real estate	1,285	Appraisal of collateral	Collateral discounts	5% - 30%
Real estate held for sale	3,831	Appraisal of collateral	Collateral discounts	5% - 6%

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

The estimates of fair value of financial instruments were based on information available at June 30, 2015 and December 31, 2014 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	June 30, 2015 (unaudited)		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$410,711	$414,325	$—	$—	$414,325
FHLB stock	3,207	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	112,949	114,412	—	114,412	—
Borrowed funds	57,000	57,000	—	57,000	—

	December 31, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$383,909	$387,560	$—	$—	$387,560
Loans held for sale	10,995	11,173	—	—	11,173
FHLB stock	3,207	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	118,206	119,987	—	119,987	—
Borrowed funds	47,800	47,809	—	47,809	—

(1)  Excluded from this table are certain financial instruments that approximate fair value, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, certificates of deposit, accrued interest receivable, non-term deposit accounts, and accrued interest payable.  The respective carrying values of cash and cash equivalents, certificates of deposit and non-term deposit accounts would all be considered to be classified within Level 1 of their fair value hierarchy.  The $1.3 million carrying value of accrued interest receivable on loans at June 30, 2015 and December 31, 2014, would generally be considered Level 3 in the fair value hierarchy and the carrying value of accrued interest payable of $12,000 and $11,000 would be considered Level 2 at June 30, 2015 and December 31, 2014, respectively.

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

The Corporation’s earnings are largely dependent on net interest income which is the difference between interest earned on loans, investments and cash and cash equivalents, and the cost of funding (primarily deposits and borrowed funds).  The re-pricing frequency of the Corporation’s assets and liabilities are not identical, and therefore subject the Corporation to the risk of adverse changes in interest rates.  The Corporation’s earnings are also dependent on the net gains on sales of loans, and other mortgage banking income, which is volatile.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale.  Weak or deteriorating economic conditions also tend to reduce loan demand.  The Corporation’s operating expenses are high as a percentage of net interest income and non-interest income, due to prior branch growth and increased personnel as we positioned the Bank for future growth.

Net income was $302,000 for the three months ended June 30, 2015 as compared to a net loss of $184,000 for the three months ended June 30, 2014.  Net income increased due to an increase of $568,000 in net interest income, primarily due to growth in loan interest income of $532,000, lower provision for loan losses of $42,000, and a decrease in total non-interest expenses of $259,000, partially offset by a decrease in total non-interest income of $198,000 and an increase in income tax expense of $185,000. The decrease in non-interest income was primarily the result of a decrease in net gains on sales of loans, and other mortgage banking income of $178,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, due principally to lower net margins earned on the sales of mortgage loans.  The decrease in non-interest expenses of $259,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to a decrease of $198,000 in impairment loss on real estate held for sale as well as a decrease in other general and administrative expenses due to $148,000 of roof repair costs during the three months ended June 30, 2014 on the Sharpe Drive property previously classified as real estate held for sale which was sold in 2014. During the three months ended June 30, 2015, an impairment loss of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land which is classified in real estate held for sale.  During the three months ended June 30, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale Agreement.

Net income was $675,000 for the six months ended June 30, 2015 as compared to a net loss of $1.1 million for the six months ended June 30, 2014.  Net income increased primarily due to the $1.5 million contribution ($914,000, net of income taxes) made on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock.  In addition, net income increased due to the increase in net interest income of $1.0 million primarily due to increased loan interest income, as well as an increase in net gains on sales of loans and other mortgage banking income of $318,000.  During the six months ended June 30, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the six months ended June 30, 2014.  Excluding the net of income tax impact of the contribution to the charitable foundation, net loss for the six months ended June 30, 2014 would have been $152,000.  The earnings results for the six months ended June 30, 2015 as compared to the same period in 2014 were also impacted by a decrease in the provision for loan losses of $110,000.  Non-interest expenses increased $129,000, excluding the $1.5 million charitable foundation contribution, and income tax expense increased $1.1 million primarily due to higher pre-tax income. Non-interest expenses increased due to $360,000 in increased occupancy expense primarily due to increased costs to operate our new corporate headquarters which relocated in August 2014 and increased snow removal costs of $97,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.   During the six months ended June 30, 2015, an impairment loss of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land which is classified in real estate held for sale.  During the six months ended June 30, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale Agreement.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Assets.  Our total assets increased $33.0 million, or 7.1%, to $498.9 million at June 30, 2015 from $465.8 million at December 31, 2014 primarily due to loan growth. Loans held for sale increased $5.9 million from December 31, 2014 to $16.9 million at June 30, 2015 due to an increase in loan originations.  Total loans (excluding loans held for sale) increased $7.2 million, or 1.9%, to $409.6 million at June 30, 2015 from $383.2 million at December 31, 2014.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $28.1 million, or 20.9%, to $162.2 million at June 30, 2015 from $134.1 million at December 31, 2014. Residential one-to four-family loans increased due to purchases of $18.9 million of loans from third parties as well as organic loan growth. Residential one- to four-family loans of $162.2 million at June 30, 2015 included 41 individual loans totaling $22.4 million purchased from third parties which were underwritten based on the Bank’s credit standards.  Commercial real estate loans increased $11.6 million, or 10.7% to $119.6 million at June 30, 2015 as compared to $108.0 million at December 31, 2014.  SBA loans declined $5.7 million, or 12.8%, to $38.4 million at June 30, 2015 as compared to $44.0 million at December 31, 2014 primarily due to the sale of $4.2 million of such loans during the first quarter of 2015.

Loans

A summary of the balances of loans are as follows:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$162,166	39.59%	$134,084	34.99%
Home equity loans and lines of credit	76,564	18.69	79,771	20.82
Commercial real estate	119,597	29.20	108,025	28.19
Commercial business	6,203	1.51	7,698	2.01
Commercial construction	5,500	1.34	8,181	2.14
SBA loans	38,378	9.37	44,032	11.49
Consumer	1,225	0.30	1,372	0.36

Total loans	409,633	100.00%	383,163	100.00%
Net deferred loan costs	3,101		2,688
Allowance for loan losses	(2,023)		(1,942)
Total loans, net	$410,711		$383,909

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $23.1 million, or 6.7%, to $366.7 million at June 30, 2015 from $343.5 million at December 31, 2014.  The increase in deposits was primarily as a result of an increase in our transaction accounts, partially offset by a decrease in certificates of deposit.  The increase in our transaction accounts was due to an increase in the balance of non-interest bearing demand deposit accounts of $10.1 million, or 13.8%, an increase of $13.0 million in the balance of savings and interest bearing demand deposit accounts, or 15.0%, and an increase of $4.9 million in the balance of money market accounts, or 7.6%. Certificates of deposit decreased $5.3 million, or 4.4%. Certificates of deposits exceeding $250,000 amounted to $17.7 million and $16.0 million at June 30, 2015 and December 31, 2014, respectively.  Customers have generally continued to maintain funds in more liquid deposit accounts in periods of low interest rates. We have also continued to expand our services to our small business customers.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$83,644	22.81%	$73,503	21.40%
Money market accounts	68,981	18.81	64,117	18.66
Savings and interest bearing demand deposit accounts	99,510	27.14	86,529	25.19
Club accounts	1,600	0.44	1,189	0.35
Total transaction accounts	253,735	69.20	225,338	65.60
Certificates of deposit	112,949	30.80	118,206	34.40
Total deposits	$366,684	100.00%	$343,544	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston as an alternate funding source. Borrowed funds at June 30, 2015 totaled $57.0 million as compared to $47.8 million at December 31, 2014, an increase of $9.2 million or 19.2%.  Borrowed funds at June 30, 2015 were comprised of $57.0 million of short-term advances at a weighted average rate of 0.21% as compared to short-term advances of $46.5 million at December 31, 2014 at a weighted average rate of 0.24% and long-term advances of $1.3 million at December 31, 2014 at a weighted average rate of 4.04%. The decrease in long-term advances during the six months ended June 30, 2015 of $1.3 million was due to maturities.  The increase in overnight advances during the six months ended June 30, 2015 was due to loan growth.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $70.7 million at June 30, 2015 from $70.5 million at December 31, 2014.  The increase in stockholders’ equity was due to net income of $675,000 and $88,000 of ESOP shares committed to be allocated, partially offset by stock repurchases of $532,000 during the six months ended June 30, 2015.

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

Non-performing loans decreased to $5.4 million, or 1.31% of total loans at June 30, 2015, from $6.4 million, or 1.68% of total loans, at December 31, 2014 primarily due to a $1.3 million decrease in non-performing one- to four-family residential loans partially offset by an increase of $252,000 in home equity non-performing loans.  Two residential one- to four-family loans with totaling of $609,000 were moved to accrual status during the first quarter of 2015 and one residential one- to four-family loans totaling $573,000 was moved to accrual status in the second quarter of 2015 following at least six months of current payments.  The collateral securing a residential and home equity loan was sold by short sale during the second quarter of 2015 causing a reduction in non-performing loans of $206,000, of which $181,000 was residential and $25,000 was home equity.

Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is initially recorded at fair value less costs to sell and subsequent revaluations are recorded at the lower of cost or fair value less costs to sell.  Non-performing assets are comprised of non-performing loans, and foreclosed real estate.  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  Despite prudent loan underwriting, adverse changes within the Bank’s market area, or deterioration in local, regional or national economic conditions, could negatively impact the Bank’s level of non-performing loans and assets in the future.

Non-performing assets decreased $2.0 million during the six months ended June 30, 2015 to $5.7 million, or 1.15% of total assets at June 30, 2015 from $7.7 million at December 31, 2014 due to the decrease in non-performing loans discussed above and the sales of foreclosed real estate of $1.0 million or 1.66% of total assets.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$1,165	$1,642
Home equity loans and lines of credit	521	277
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	89	144
Commercial construction loans	—	—
Consumer loans	—	—
Total nonaccrual loans	1,775	2,063
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	3,392	4,229
Home equity loans and lines of credit	100	92
Commercial real estate loans	115	—
Commercial business loans	—	—
SBA loans	—	60
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	3,607	4,381
Total nonperforming loans	5,382	6,444
Foreclosed real estate:
Residential real estate mortgage loans:
1-4 family	300	1,035
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	33	250
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	333	1,285
Total nonperforming assets	$5,715	$7,729

Total accruing troubled debt restructured loans	$3,326	$2,850
Delinquent loans 60 — 89 days past due	$434	$700
Loans 60-89 days past due to total loans	0.11%	0.18%
Ratios:
Non-performing loans to total loans	1.31%	1.68%
Non-performing assets to total assets	1.15%	1.66%

For the three and six months ended June 30, 2015 and 2014, and for the year ended December 31, 2014, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $53,000, $131,000, $59,000 and $131,000 and $249,000, respectively.  The amount that was included in interest income on such loans totaled $49,000, $89,000, $68,000, $119,000 and $226,000 for the three and six months ended June 30, 2015 and 2014, and the year ended December 31, 2014, respectively.

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

(Dollars in thousands)	June 30, 2015	December 31, 2014
Special mention	$2,106	$2,151
Substandard	3,610	4,046
Doubtful	—	—
Loss	—	—
Total classified and special mention loans	$5,716	$6,197

The level of classified and special mention loans decreased by $481,000 to $5.7 million at June 30, 2015 from $6.2 million at December 31, 2014 principally due to full repayments on three SBA loans previously classified as “substandard”.

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

Substantially all of the Corporation’s loans are secured by collateral.  Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established.  Typically for a non-performing impaired real estate loan, the value of the underlying collateral is estimated using an independent appraisal, adjusted for property specific conditions and other factors, net of estimated selling costs and related specific reserves are adjusted on a quarterly basis. If a non-performing impaired real estate loan is in the process of foreclosure, and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, a new appraisal may be ordered.  Any shortfall would result in immediately charging off the portion of the loan that was impaired.

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

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	1,975	$1,821	1,942	1,656
Provision for loan losses	72	114	171	281
Charge-offs:
Residential 1-4 family	(38)	(52)	(38)	(52)
Home equity loans and lines of credit	—	(34)	(76)	(56)
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	—	(14)	(9)	(14)
Commercial construction	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	(38)	(100)	(123)	(122)
Recoveries on charged-off loans
Residential 1-4 family	11	51	11	55
Home equity loans and lines of credit	1	1	1	12
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	1	1	16	3
Commercial construction	—	—	—	—
Consumer	1	3	5	6
Total recoveries	14	56	33	76
Net (charge-offs) recoveries	(24)	(44)	(90)	(46)
Balance at end of period	$2,023	$1,891	$2,023	$1,891
Annualized net loans (charge-offs) recoveries to average loans outstanding	(0.02)%	(0.05)%	(0.04)%	(0.03)%
Allowance for loan losses to non-performing loans at end of period	37.59%	25.39%	37.59%	25.39%
Allowance for loan losses to total loans at end of period	0.49%	0.53%	0.49%	0.53%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014.

General.  Net income was $302,000 for the three months ended June 30, 2015 as compared to a net loss of $184,000 for the three months ended June 30, 2014.  Net income increased due to an increase of $568,000 in net interest income, primarily due to growth in loan interest income of $532,000, lower provision for loan losses of $42,000, and a decrease in total non-interest expenses of $259,000, partially offset by a decrease in total non-interest income of $198,000 and an increase in income tax expense of $185,000. The decrease in non-interest income was primarily the result of a decrease in net gains on sales of loans, and other mortgage banking income of $178,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, due principally to lower net margins earned on the sales of mortgage loans.  The decrease in non-interest expenses of $259,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to a decrease of $198,000 in impairment loss on real estate held for sale as well as a decrease in other general and administrative expenses due to $148,000 of roof repair costs during the three months ended June 30, 2014 on the Sharpe Drive property previously classified as real estate held for sale which was sold in 2014. During the three months ended June 30, 2015, an impairment loss of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land which is classified in real estate held for sale.  During the three months ended June 30, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale Agreement.

Interest Income.  Interest income increased $532,000, or 14.0%, to $4.3 million for the three months ended June 30, 2015 from $3.8 million for the three months ended June 30, 2014.  The increase reflected an increase in the average balance of interest earning assets of $57.2 million to $437.9 million for the three months ended June 30, 2015 as compared to $380.7 million for the three months ended June 30, 2014, partially offset by a decrease in the average yield on interest-earning assets to 3.96% for the three months ended June 30, 2015 as compared to 3.99% for the three months ended June 30, 2014.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $532,000, or 14.2%, to $4.3 million for the three months ended June 30, 2015 from $3.7 million for the three months ended June 30, 2014.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $61.9 million to $415.2 million for the three months ended June 30, 2015 as compared to $353.3 million for the three months ended June 30, 2014.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family and commercial real estate loan portfolios.  During the three months ended June 30, 2014, interest and fees on loans included a prepayment penalty of $34,000 related to one loan. Partially offsetting the increase in average balance of loans, our average yield on loans decreased to 4.14% for the three months ended June 30, 2015 from 4.26% for the three months ended June 30, 2014 primarily due to a decline in market interest rates as well as the increase in residential one-to four- family residential loans which generally are originated at lower interest rates as compared to commercial real estate and SBA loans.

Interest Expense. Interest expense decreased $36,000, or 4.3%, to $557,000 for the three months ended June 30, 2015 from $593,000 for the three months ended June 30, 2014 due to a decline in the average cost of deposits of 12 basis points to 0.77% for the three months ended June 30, 2015 as compared to 0.85% for the three months ended June 30, 2014 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.60% for the three months ended June 30, 2014 to 1.52% for the three months ended June 30, 2015.  While average interest-bearing deposits increased $2.8 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2104, the average balance of the higher costing certificates of deposit decreased $8.4 million for the three months ended June 30, 2015 to $115.0 million from $123.5 million for the prior year period.

Interest expense on borrowed funds increased $14,000 to $28,000 for the three months ended June 30, 2015 from $14,000 for the three months ended June 30, 2014 due to an increase of $46.3 million in the average balance of borrowed funds.  The average balance of borrowed funds increased to $48.3 million for the three months ended June 30, 2015 from $2.0 million for the three months ended June 30, 2014, as we increased short-term borrowings to fund loan growth.  The average cost of borrowed funds decreased to 0.23% for the three months ended June 30, 2015 from 2.83% for the three months ended June 30, 2014 due to a combination of maturities of long-term borrowings and the increased use of one-to-two month borrowings which cost less than overnight borrowings.

Net Interest Income.  Net interest income increased $568,000, or 14.6%, to $3.8 million for the three months ended June 30, 2015 from $3.2 million for the three months ended June 30, 2014. This increase was due to both a $8.0 million increase in net interest-earning assets to $112.7 million for the three months ended June 30, 2015 and an increase in our interest rate spread of 14 basis points to 3.27% for the three months ended June 30, 2015 as compared to 3.13% for the prior year period.  The net interest margin increased eight basis points to 3.45% for the three months ended June 30, 2015 from 3.37% for the three months ended June 30, 2014.

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

		Three months ended June 30, 2015 vs. 2014
	Net	Increase (decrease) due to
(Dollars in thousands)	Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$532	$641	$(109)
Cash and cash equivalents	(5)	(16)	11
Federal Home Loan Bank of Boston stock and other investments	5	14	(9)
Total interest-earning assets	532	639	(107)
Interest-bearing liabilities:
Money Market accounts	5	5	—
Savings accounts	2	2	—
Club accounts	1	—	1
Certificates of deposit	(58)	(26)	(32)
Borrowed funds	14	38	(24)
Total interest-bearing liabilities	(36)	19	(55)
Net interest income	$568	$620	$(52)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2015 and 2014.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended June 30, 2015			Three months ended June 30, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$415,234	$4,281	4.14%	$353,320	$3,749	4.26%
Cash and cash equivalents	13,691	24	0.70%	24,925	29	0.47%
Federal Home Loan Bank of Boston stock and other investments	8,952	15	0.67%	2,472	10	1.62%
Total interest-earning assets	437,877	4,320	3.96%	380,717	3,788	3.99%
Non-interest-earning assets	44,245			38,267
Total assets	$482,122			$418,984

Liabilities and Equity:
Money market accounts	$66,531	69	0.42%	$62,131	64	0.41%
Savings accounts	93,698	23	0.10%	86,901	21	0.10%
Club accounts	1,562	1	—%	1,492	—	—%
Certificates of deposit	115,046	436	1.52%	123,490	494	1.60%
Total interest-bearing deposits	276,837	529	0.77%	274,014	579	0.85%
Borrowed funds	48,328	28	0.23%	1,981	14	2.83%
Total interest bearing liabilities	325,165	557	0.69%	275,995	593	0.86%
Non-interest bearing deposits	80,951			68,258
Other liabilities	5,508			3,231
Total liabilities	411,624			347,484
Stockholders’ equity	70,498			71,500
Total liabilities and stockholders’ equity	$482,122			$418,984

Net interest income		$3,763			$3,195
Net interest rate spread(1)			3.27%			3.13%
Net interest-earning assets(2)	$112,712			$104,722

Net interest margin(3)			3.45%			3.37%
Average interest-earning assets to interest-bearing liabilities			134.66%			137.94%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $72,000 was recorded to the allowance for loan losses during the three months ended June 30, 2015, a decrease of $42,000 as compared to a provision of $114,000 for the three months ended June 30, 2014. During the three months ended June 30, 2015, a provision of $49,000 was recorded to the residential one-to four- family portfolio and a provision of $35,000 was recorded to the commercial real estate portfolio primarily due to loan growth in both portfolios. Our provisions are based on our assessment of loss history, current asset quality, loan growth and economic trends.

During the three months ended June 30, 2014, a provision of $114,000 was recorded, of which $41,000 was related to the residential one-to-four family loan portfolio.  A provision of $19,000 was recorded related the commercial real estate portfolio and a provision of $12,000 was recorded related to the construction portfolio, primarily due to loan growth.  We recorded a provision of $40,000 related to the home equity portfolio.  We recorded net charge-offs of $33,000 on the home equity portfolio during the three months ended June 30, 2014.

Non-Interest income.  Non-interest income decreased $198,000, or 13.3%, to $1.3 million for the three months ended June 30, 2015 from $1.5 million for the three months ended June 30, 2014.  The decrease in non-interest income was primarily the result of a decrease in net gains on sales of loans, and other mortgage banking income of $178,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Gains on sales of mortgage loans decreased $89,000 from $427,000 for the three months ended June 30, 2014 to $338,000 for the three months ended June 30, 2015 due to lower net margins earned on mortgage loan sales. Mortgage loans sold during the three months ended June 30, 2015 totaled $40.9 million as compared to $29.8 million during the three months ended June 30, 2014.  A decrease in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $103,000 was recorded during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Non-Interest expenses.  Non-interest expenses decreased $259,000, or 5.5%, to $4.5 million for the three months ended June 30, 2015 from $4.7 million for the three months ended June 30, 2014.  The decrease in non-interest expenses was primarily due to a $198,000 reduction in impairment loss on real estate held for sale.  During the three months ended June 30, 2015, impairment of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land.  During the three months ended June 30, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale Agreement.  Salary and employee benefits expense increased $36,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to an increase in supplemental executive retirement plan expense of $48,000 during the three months ended June 30, 2015 as compared to the same period in 2014, general merit increases, and an increase in full time equivalent employees to 136 at June 30, 2015 from 132 at June 30, 2014, partially offset by a decline in termination benefits of $103,000 which was recorded in the second quarter of 2014.  Occupancy expense increased $70,000 from the second quarter of 2014 to the second quarter of 2015 primarily due to increased costs to operate our new corporate headquarters which relocated in August 2014.  Foreclosed real estate expenses decreased $95,000 to $25,000 for the three months ended June 30, 2015 as compared to $119,000 for the three months ended June 30, 2014 primarily due to higher provisions for losses on foreclosed properties in 2014.  Other general and administrative expenses decreased $106,000 to $429,000 for the three months ended June 30, 2015 as compared to $535,000 for the comparable 2014 period primarily due to the 2014 period including $148,000 roof repair costs on the Sharpe Drive property previously classified as real estate held for sale which was sold in 2014.

Income tax expense.  Income tax expense of $204,000 was recorded for the three months ended June 30, 2015 as compared to $19,000 of income tax expense for the three months ended June 30, 2014.  The increase in income tax expense was primarily due to an increase in pre-tax income of $671,000 during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  The effective tax rate for the three months ended June 30, 2015 was 40.3% as compared to 11.5% for the three months ended June 30, 2014.  The effective tax rate was was lower for the 2014 period partially due to a higher level of impairment loss on real estate held for sale which is non-deductible for state income tax purposes.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and June 30, 2014

General.  Net income was $675,000 for the six months ended June 30, 2015 as compared to a net loss of $1.1 million for the six months ended June 30, 2014.  Net income increased primarily due to the $1.5 million contribution ($914,000, net of income taxes) made on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock.  In addition, net income increased due to the increase in net interest income of $1.0 million primarily due to increased loan interest income, as well as an increase in net gains on sales of loans and other mortgage banking income of $318,000.  During the six months ended June 30, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the six months ended June 30, 2014.  Excluding the net of income tax impact of the contribution to the charitable foundation, net loss for the six months ended June 30, 2014 would have been $152,000.  The earnings results for the six months ended June 30, 2015 as compared to the same period in 2014 were also impacted by a decrease in the provision for loan losses of $110,000.  Non-interest expenses increased $129,000, excluding the $1.5 million charitable foundation contribution, and income tax expense increased $1.1 million primarily due to higher pre-tax income. Non-interest expenses increased due to $360,000 in increased occupancy expense primarily due to increased costs to operate our new corporate headquarters which relocated in August 2014 and increased snow removal costs of $97,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.   During the six months ended June 30, 2015, an impairment loss of $195,000 was recorded based on an acceptance of an offer in July 2015 to purchase the Coventry land.  During the six months ended June 30, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale Agreement.

Interest Income.  Interest income increased $958,000, or 12.8%, to $8.4 million for the six months ended June 30, 2015 from $7.5 million for the six months ended June 30, 2014.  The increase reflected an increase in the average balance of interest earning assets of $52.4 million to $430.1 million for the six months ended June 30, 2015 as compared to $377.7 million for the six months ended June 30, 2014, partially offset by a decrease in the average yield on interest-earning assets to 3.96% for the six months ended June 30, 2015 as compared to 4.00% for the six months ended June 30, 2014.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $953,000, or 12.9%, to $8.4 million for the six months ended June 30, 2015 from $7.4 million for the six months ended June 30, 2014.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $60.7 million to $407.3 million for the six months ended June 30, 2015 as compared to $346.7 million for the six months ended June 30, 2014.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family and commercial real estate loan portfolios during the six months ended June 30, 2015.  During the six months ended June 30, 2014, interest and fees on loans included prepayment penalties of $122,000 related to two loans as well as the recovery of interest previously unrecognized of $54,000 on another loan which was fully repaid.  Partially offset by the increase in average balance of loans, our average yield on loans decreased to 4.14% for the six months ended June 30, 2015 as compared to 4.32% for six months ended June 30, 2014.

Interest Expense. Interest expense decreased $63,000, or 5.3%, to $1.1 million for the six months ended June 30, 2015 from $1.2 million for the six months ended June 30, 2014 due to a decline in the average cost of deposits of seven basis points to 0.79% for the six months ended June 30, 2015 as compared to 0.86% for the six months ended June 30, 2014 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.60% for the six months ended June 30, 2014 to 1.54% for the six months ended June 30, 2015.  The average cost of savings accounts decreased three basis points to 0.09% for the six months ended June 30, 2015 as we lowered rates effective July 1, 2013 and on April 1, 2014.  While the average balance of interest-bearing deposits increased $4.0 million to $275.5 million for the six months ended June 30, 2015, the average balance of the higher costing certificates of deposit decreased $6.9 million to $117.1 million for the six months ended June 30, 2015 as compared to $123.9 million for the six months ended June 30, 2014.

Interest expense on borrowed funds increased $27,000 to $63,000 for the six months ended June 30, 2015 from $36,000 for the six months ended June 30, 2014 primarily due to a $40.7 million increase in the average balance of borrowed funds to $44.9 million from $4.3 million for the six months ended June 30, 2014.  The average cost of borrowed funds decreased to 28 basis points for the six months ended June 30, 2015 from 1.71% for the six months ended June 30, 2014, as we repaid longer term borrowings.

Net Interest Income.  Net interest income increased $1.0 million or 16.2%, to $7.3 million for the six months ended June 30, 2015 from $6.3 million for the six months ended June 30, 2014. This increase was due to an $11.1 million increase in net interest-earning assets to $109.7 million for the six months ended June 30, 2015. This growth in net interest-earning assets also was due to an increase in our interest rate spread of 12 basis points to 3.25% for the six months ended June 30, 2015 as compared to 3.13% for the prior year period.  The net interest margin increased to 3.43% for the six months ended June 30, 2015 from 3.36% for the six months ended June 30, 2014.

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

	Six months ended June 30, 2015 vs. 2014 Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$953	$1,256	$(303)
Cash and cash equivalents	(2)	(28)	26
Federal Home Loan Bank of Boston stock and other investments	7	12	(5)
Total interest-earning assets	958	1,240	(282)
Interest-bearing liabilities:
Money Market accounts	9	9	—
Savings accounts	(7)	4	(11)
Club accounts	—	—	—
Certificates of deposit	(90)	(48)	(42)
Borrowed funds	27	80	(53)
Subscriptions payable	(2)	(1)	(1)
Total interest-bearing liabilities	(63)	44	(107)
Net interest income	$1,021	$1,196	$(175)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2015 and 2014.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2015			Six months ended June 30, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$407,321	8,372	4.14%	$346,661	$7,419	4.32%
Cash and cash equivalents	15,226	49	0.65%	26,673	51	0.39%
Federal Home Loan Bank of Boston stock and other investments	7,595	27	0.72%	4,405	20	0.92%
Total interest-earning assets	430,142	8,448	3.96%	377,739	7,490	4.00%
Non-interest-earning assets	44,736			37,961
Total assets	$474,878			$415,700

Liabilities and Equity:
Money market accounts	65,648	136	0.42%	$61,187	127	0.42%
Savings accounts	91,364	43	0.09%	84,972	50	0.12%
Club accounts	1,432	1	0.14%	1,420	1	0.14%
Certificates of deposit	117,062	893	1.54%	123,946	983	1.60%
Total interest-bearing deposits	275,506	1,073	0.79%	271,525	1,161	0.86%
Borrowed funds	44,936	63	0.28%	4,257	36	1.71%
Subscriptions payable	—	—	—%	3,358	2	0.12%

Total interest bearing liabilities	320,442	1,136	0.71%	279,140	1,199	0.87%
Non-interest bearing deposits	78,616			64,889
Other liabilities	5,400			5,321
Total liabilities	404,458			349,350
Stockholders’ equity	70,420			66,350
Total liabilities and stockholders’ equity	474,878			$415,700

Net interest income		$7,312			$6,291
Net interest rate spread(1)			3.25%			3.13%
Net interest-earning assets(2)	$109,700			$98,599

Net interest margin(3)			3.43%			3.36%
Average interest-earning assets to interest-bearing liabilities			134.23%			135.32%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $171,000 was recorded to the allowance for loan losses during the six months ended June 30, 2015, a decrease of $110,000 as compared to a provision of $281,000 for the six months ended June 30, 2014. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the six months ended June 30, 2015, a provision of $160,000 was recorded relating to the residential one-to four- family loan portfolio primarily due to a combination of loan growth and due to an increase of $11,000 on specific reserves on impaired loans since December 31, 2014.  For the six months ended June 30, 2015, a provision of $60,000 was recorded related to the commercial real estate portfolio primarily due to loan growth.  We recorded a provision of $16,000 on the home equity portfolio during the six months ended June 30, 2015.  Net charge-offs of $76,000 on the home equity loan portfolio were recorded during the six months ended June 30, 2015.  Home equity loans and lines of credit declined $3.2 million during the six months ended June 30, 2015.  We recorded a credit to the provision of $37,000 during the six months ended June 30, 2015 related to a decline in the SBA portfolio balance and due to lower specific reserves.

A provision of $281,000 was recorded during the six months ended June 30, 2014.  We recorded $127,000 of the provision for the six months ended June 30, 2014 related to the residential one- to four-family loan portfolio and $46,000 to the home equity portfolio, based on our assessment of loss history, asset quality and economic trends and charge-offs experienced in the portfolio.  During the six months ended June 30, 2014, the home equity loan portfolio had net charge-offs of $44,000.

Non-Interest income.  Non-interest income increased $296,000, or 11.2%, to $2.9 million for the six months ended June 30, 2015 from $2.6 million for the six months ended June 30, 2014.  The increase in non-interest income was primarily due the sale of SBA loans during 2015. During the six months ended June 30, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the six months ended June 30, 2014.  Gains on sales of mortgage loans decreased $124,000 from $805,000 for the six months ended June 30, 2014 to $681,000 for the six months ended June 30, 2015. Mortgage loans sold during the six months ended June 30, 2014 amounted to $54.1 million as compared to $78.6 million during the six months ended June 30, 2015. The decline in the net gain on sales of mortgage loans was due to lower net margin on the sales of mortgage loans during 2015.  An increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $89,000 was recorded during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, due to a combination of increased loan sale volume and pipeline and the election of fair value accounting for loans held for sale as of January 1, 2015.

Non-Interest expenses.  Non-interest expenses decreased $1.4 million, or 24.1%, to $9.0 million for the six months ended June 30, 2015 from $10.3 million for the six months ended June 30, 2014. The decrease in non-interest expense was primarily due to the 2014 contribution of $1.5 million to Coastway Cares Charitable Foundation II, in connection with our initial public offering, of which $300,000 was in cash and 122,054 was from shares contributed, which did not occur in 2015.  Salary and employee benefits expense increased $61,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to an increase in FTEs which was 136 employees at June 30, 2015 as compared to 132 FTEs at June 30, 2014, general merit increases and an increase of supplemental executive retirement expense of $97,000, partially offset by a $103,000 reduction in involuntary termination benefits.

Occupancy expense increased $360,000 due to increased costs to operate our new corporate headquarters which relocated in August 2014 and increased snow removal costs of $97,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.   During the six months ended June 30, 2015, impairment of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land.  During the six months ended June 30, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale Agreement. The decision to enter the Purchase & Sale agreement for the Sharpe Drive property was made considering a number of factors including the operating costs of the property, the then pending purchase of the new corporate headquarters, and the interest to be earned on the financing.  Foreclosed real estate expenses decreased $67,000 to $103,000 for the six months ended June 30, 2015 from $170,000 for the prior year period primarily due to lower provisions for losses.

Advertising expenses increased $45,000 to $143,000 during the six months ended June 30, 2015 as compared to $98,000 during the six months ended June 30, 2014 as result of timing. Other general and administrative expenses decreased $50,000 to $813,000 for the six months ended June 30, 2015 as compared to $863,000 for the comparable 2014 period primarily due to $148,000 in roof repairs incurred during the second quarter of 2014 on the Sharpe Drive property that did not occur in 2015, partially offset by a $68,000 increase in loan servicing expenses.

Income tax expense (benefit).  Income tax expense of $446,000 was recorded for the six months ended June 30, 2015 as compared to $632,000 of income tax benefit recorded for the six months ended June 30, 2014.  The increase in income tax expense was primarily due to an increase in pre-tax income during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  The tax benefit related to the charitable foundation contribution was $607,000 during the six months ended June 30, 2014.  The effective tax rate for the six months ended June 30, 2015 was 39.8% as compared to 37.2% for the six months ended June 30, 2014.  The effective tax rate was lower for the 2014 period partially due to a higher level of impairment loss on real estate held for sale which is non-deductible for state income tax purposes.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2015.

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

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At June 30, 2015, cash and cash equivalents totaled $11.9 million.  The Corporation also has $6.1 million of certificates of deposit.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At June 30, 2015, the Bank had $41.2 million in commitments to originate loans, $24.2 million of which will be sold.  In addition to commitments to originate loans, the Bank had $68.6 million in unused lines of credit to borrowers and commitments to purchase loans from third parties of $19.7 million at June 30, 2015.  Certificates of deposit due within one year of June 30, 2015 totaled $55.7 million, or 15.2%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $24.2 million.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before June 30, 2015.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of June 30, 2015.

The Corporation’s primary investing activity is originating loans.  During the six months ended June 30, 2015 and for the year ended December 31, 2014, loan originations and purchases, net of principal repayments totaled $31.5 million, and $57.3 million, respectively. During the six months ended June 30, 2015, the Corporation received proceeds from the sale of SBA loans of $4.6 million.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank of Boston (FHLB) advances, IPO proceeds and stock repurchases.  We experienced a net increase in deposits of $23.1 million and $13.6 million for the six months ended June 30, 2015 and for the year ended December 31, 2014, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. FHLB net borrowings totaled $9.2 million during the six months ended June 30, 2015 as compared to net borrowings of $19.8 million for the year ended December 31, 2014.  Stock subscriptions of $43.4 million were converted into stockholders’ equity of $46.3 million upon the close of the IPO in January 2014.  The ESOP purchased $4.0 million of stock during the year ended December 31, 2014. The Corporation repurchased $532,000 of its common stock as part of a previously announced 5% stock repurchase program during the six months ended June 30, 2015.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Federal Home Loan Bank of Boston advances were $57.0 million and $47.8 million at June 30, 2015 and December 31, 2014, respectively.  At June 30, 2015, we had the ability to borrow up to an additional $70.5 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At

June 30, 2015, the Bank had the capacity to borrow up to $16.1 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations.  As of June 30, 2015, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized,” the Bank must maintain minimum Total Capital, Tier 1 and Common Equity Tier 1 Capital ratios of 10%, 8% and 6.5% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of June 30, 2015 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$54,051	14.53%	$29,765	8.00%	$37,206	10.00%
Tier 1 Capital (to risk weighted assets)	$52,028	13.98%	$22,324	6.00%	$29,765	8.00%
Common Equity Tier 1(to risk weighted assets	$52,028	13.98%	$16,742	4.50%	$24,184	6.50%
Tier 1 leverage Capital (to average assets)	$52,028	11.09%	$18,771	4.00%	$23,463	5.00%

On April 9, 2015, the Board of Governors of the Federal Reserve System issued the Final Rule to implement Public Law 113-250 enacted on December 18, 2014 that updates the Small Bank Holding Company Policy Statement (“Policy Statement”), which became effective in May 2015.  Pursuant to the Policy Statement, capital rules and reporting requirements will not apply to the small bank holding companies (defined as less than $1.0 billion in assets) which meet the following criteria: (1) not engaged in significant non-bank activities; (2) no significant off-balance sheet activities conducted through a non-bank subsidiary, and (3) no material amount of SEC registered debt or equity securities outstanding (other than trust preferred).  The Bank will still be subject to the capital rules and reporting requirements though the holding company will be exempt.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended June 30, 2015) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At June 30, 2015 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

a)                                     Unregistered Sales of Equity Securities.  None

b)                                     Use of Proceeds.  None

c)                                      Repurchase of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company during the three months ended June 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 — April 30, 2015	16,900	$11.13	16,900	221,859
May 1 — May 31, 2015	9,400	$11.13	9,400	212,459
June 1 — June 30, 2015	12,600	$11.26	12,600	199,859
Total	38,900	$11.17	38,900	199,859

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

101

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Net Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: August 5, 2015

	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)