Form 10-Q
period 2015-09-30
Coastway Bancorp, Inc.
filed 2015-11-05
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO                 .

For the quarterly period ended September 30, 2015

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

As of October 30, 2015 there were 4,858,479 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. AND SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except per share amounts)	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents:
Cash and due from banks	$2,876	$2,936
Interest-earning deposits	10,174	11,646
Total cash and cash equivalents	13,050	14,582
Certificates of deposit	6,064	3,016
Federal Home Loan Bank stock, at cost	4,580	3,207
Loans, net of allowance for loan losses of $2,080 and $1,942, respectively	444,774	383,909
Loans held for sale	10,917	10,995
Premises and equipment, net	31,556	31,938
Accrued interest receivable	1,359	1,253
Real estate held for sale	3,305	3,831
Foreclosed real estate	1,013	1,285
Bank-owned life insurance	4,293	4,191
Net deferred tax asset	1,067	1,114
Other assets	6,440	6,505
Total assets	$528,418	$465,826

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$273,608	$270,041
Non-interest-bearing	84,555	73,503
Total deposits	358,163	343,544
Borrowed funds	94,500	47,800
Accrued expenses and other liabilities	5,000	3,978
Total liabilities	457,663	395,322

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; and 4,868,779 and 4,949,179 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	49	49
Additional paid-in capital	46,637	47,527
Retained earnings	28,091	27,069
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,682)	(3,801)
Accumulated other comprehensive loss	(340)	(340)
Total stockholders’ equity	70,755	70,504
	$528,418	$465,826

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands except per share amounts)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$4,527	$3,942	$12,899	$11,361
Other interest income	51	35	128	106
Total interest income	4,578	3,977	13,027	11,467
Interest expense:
Interest on deposits	486	573	1,559	1,736
Interest on borrowed funds	49	26	112	62
Total interest expense	535	599	1,671	1,798
Net interest income	4,043	3,378	11,356	9,669
Provision for loan losses	196	115	367	396
Net interest income after provision for loan losses	3,847	3,263	10,989	9,273
Non-interest income:
Customer service fees	815	797	2,314	2,301
Net gain on sales of loans and other mortgage banking income	620	575	1,935	1,573
Bank-owned life insurance income	34	31	102	94
Other income	30	32	81	107
Total non-interest income	1,499	1,435	4,432	4,075
Non-interest expenses:
Salary and employee benefits	2,302	2,117	6,766	6,520
Occupancy and equipment	721	726	2,309	1,956
Data processing	360	352	1,104	1,132
Deposit servicing	209	199	577	570
Professional fees	150	153	498	510
FDIC insurance assessment	90	86	278	249
Advertising	68	75	211	173
Foreclosed real estate	37	18	140	188
Impairment loss on real estate held for sale	386	706	581	1,099
Contribution to Coastway Cares Charitable Foundation II	—	—	—	1,521
Other general and administrative	386	367	1,199	1,229
Total non-interest expenses	4,709	4,799	13,663	15,147
Income (loss) before income taxes	637	(101)	1,758	(1,799)
Income tax expense (benefit)	291	10	736	(622)
Net income (loss) and comprehensive income (loss)	$346	$(111)	$1,022	$(1,177)
Weighted average common shares outstanding (basic and diluted)	4,518,147	4,563,165	4,544,296	N/A
Earnings (loss) per common share (basic and diluted)	$0.08	$(0.02)	$0.22	N/A

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Compensation-	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2014	4,949,179	$49	$47,527	$27,069	$(3,801)	$(340)	$70,504
Net income and comprehensive income	—	—	—	1,022	—	—	1,022
Common stock repurchased	(80,400)	—	(902)	—	—	—	(902)
ESOP shares committed to be allocated (11,879 shares)	—	—	12	—	119	—	131
Balance at September 30, 2015	4,868,779	$49	$46,637	$28,091	$(3,682)	$(340)	$70,755

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,022	$(1,177)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	367	396
Loans originated for sale	(133,505)	(102,124)
Loans sold	134,149	97,728
Gain on sale of mortgage loans, net	(566)	(671)
Gain on sale of portfolio loans, net	(328)	—
Amortization of deferred loan costs	585	492
Loss on foreclosed real estate	81	129
Impairment loss on real estate held for sale	581	1,099
Depreciation and amortization expense	956	797
Bank-owned life insurance income	(102)	(94)
Deferred income tax expense (benefit)	47	(854)
Issuance of common stock to Coastway Cares Charitable Foundation II	—	1,221
ESOP expense	131	125
Net change in:
Accrued interest receivable	(106)	(70)
Other, net	1,087	(281)
Net cash provided (used) by operating activities	4,399	(3,284)
Cash flows from investing activities:
Purchase of certificates of deposit	(3,048)	(3,008)
Purchase of FHLB stock	(1,373)	—
Proceeds from redemption of FHLB stock	—	331
Loan originations and purchases, net of principal payments	(22,565)	(33,662)
Purchases of loans from third party originators	(44,203)	(6,612)
Proceeds from portfolio loans sold	4,554	—
Proceeds from sale of foreclosed real estate	916	1,130
Purchases of premises and equipment	(629)	(10,455)
Net cash used by investing activities	(66,348)	(52,276)
Cash flows from financing activities:
Net increase in deposits	14,619	14,186
Net change in short-term borrowed funds	48,000	6,000
Repayments of long-term borrowed funds	(1,300)	(700)
Repurchase of common stock	(902)	—
Issuance of common stock for initial public offering	—	46,345
Conversion of stock subscriptions to common stock	—	(43,398)
Purchase of common stock by ESOP	—	(3,959)
Net cash provided by financing activities	60,417	18,474
Net change in cash and cash equivalents	(1,532)	(37,086)
Cash and cash equivalents at beginning of period	14,582	51,519
Cash and cash equivalents at end of period	$13,050	$14,433
Supplemental cash flow information:
Interest paid on deposits	$1,557	$1,740
Interest paid on borrowed funds	109	62
Income taxes paid	190	202
Supplemental non-cash information:
Loans transferred to foreclosed real estate	725	414
Loans held for sale transferred to portfolio loans	—	119
Real estate transferred from premises and equipment to real estate held for sale	55	3,302

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

Stock Conversion

On August 22, 2013, the Board of Directors of the MHC, LLC and the Bank adopted the Plan of Conversion and Reorganization (“Conversion”) to convert the MHC from the mutual holding company form of organization to the stock holding company form of organization with a new Maryland-chartered stock corporation, Coastway Bancorp, Inc.

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

Earnings (loss) per share is not presented herein for the nine months ended September 30, 2014 as common stock had not been outstanding during the entire nine months ended September 30, 2014.  At September 30, 2015 and 2014, there are no common stock equivalents.

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

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of September 30, 2015, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

(2)                                 Certificates of Deposit

At September 30, 2015, certificates of deposit totaling $3.0 million with an interest rate of 0.70% mature on December 14, 2016, and $3.0 million with an interest rate of 0.65% mature in April 2016.  Certificates of deposit are carried at cost which approximates fair value.

(3)                                 Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Residential real estate mortgage loans:
Residential 1-4 family	$190,276	$134,084
Home equity loans and lines of credit	76,952	79,771
Total residential real estate mortgage loans	267,228	213,855

Commercial:
Commercial real estate	126,448	108,025
Commercial business	7,116	7,698
Commercial construction	2,367	8,181
SBA	38,916	44,032
Total commercial loans	174,847	167,936
Consumer:	1,299	1,372
Total loans	443,374	383,163

Allowance for loan losses	(2,080)	(1,942)
Net deferred loan costs	3,480	2,688
Loans, net	$444,774	$383,909

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Loan Segments

Residential real estate mortgage loans — Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The Bank generally has first liens on one- to four-family residential real estate loans and first or second liens on property securing home equity loans and equity lines-of-credit.  Jumbo one-to four —family loans generally have maximum loan-to-value ratios of 95%. Loan-to-value ratios of one- to-four family loans without private mortgage insurance are generally limited to 80% of sales price or appraised value, whichever is lower.  Loans where the borrower obtains private mortgage insurance may be made with loan-to value ratios up to 95%.  Residential one- to four-family loans of $190.3 million at September 30, 2015 included 91 purchased loans totaling $53.3 million,  $43.7 million of which were purchased during the nine months ended September 30, 2015 from third parties at a cost of $44.2 million and were underwritten based on the Bank’s credit standards.  The loans purchased from third parties are located in New England, primarily in Massachusetts.  Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80%.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

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

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Currently, under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary. Guaranteed portions of SBA loans total $24.6 million and $29.2 million at September 30, 2015 and December 31, 2014.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the credit risk profile by internally assigned risk rating category at the dates indicated:

	September 30, 2015
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$123,090	$7,019	$2,367	$33,899	$166,375
Loans rated 5.5	1,586	97	—	1,843	3,526
Loans rated 6	76	—	—	1,681	1,757
Loans rated 7	1,696	—	—	1,493	3,189
Loans rated 8	—	—	—	—	—
	$126,448	$7,116	$2,367	$38,916	$174,847

	December 31, 2014
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$102,261	$7,698	$7,879	$38,778	$156,616
Loans rated 5.5	3,964	—	—	1,159	5,123
Loans rated 6	708	—	—	1,443	2,151
Loans rated 7	1,092	—	302	2,652	4,046
Loans rated 8	—	—	—	—	—
	$108,025	$7,698	$8,181	$44,032	$167,936

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents past due loans as of the dates indicated.

September 30, 2015

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential 1-4 family	$—	$—	$867	$867	$—	$3,752
Home equity loans and lines of credit	257	190	11	458	—	432
Commercial real estate	—	621	130	751	—	242
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	613	74	687	—	111
Consumer	—	—	—	—	—	—
Total gross loans	$257	$1,424	$1,082	$2,763	$—	$4,537

December 31, 2014

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential 1-4 family	$—	$580	$2,195	$2,775	$—	$5,870
Home equity loans and lines of credit	301	8	153	462	—	370
Commercial real estate	—	—	—	—	—	—
Commercial business	—	84	—	84	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	20	189	209	—	204
Consumer	—	8	—	8	—	—
Total gross loans	$301	$700	$2,537	$3,538	$—	$6,444

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

The Bank periodically may agree to modify the contractual terms of loans, such as a reduction in interest rate of the loan for some period of time, an extension of the maturity date or an extension of time to make payments with the delinquent payments added to the end of the loan term.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are classified as impaired.  Loans on non-accrual status at the date of modification are initially classified as non-accruing troubled debt restructurings.  TDRs may be returned to accrual status after a period of satisfactory payment performance according to the terms of the restructuring, generally six months of current payments.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

September 30, 2015

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related Allowance
Residential 1-4 family	$5,139	$4,917	$3,963	$954	$60
Home equity loans & lines of credit	1,097	1,024	957	67	15
Commercial real estate	242	242	242	—	—
SBA	1,681	1,678	1,641	37	6
Consumer	14	14	—	14	3
Total	$8,173	$7,875	$6,803	$1,072	$84

December 31, 2014

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related Allowance
Residential 1-4 family	$6,849	$6,664	$3,658	$3,006	$144
Home equity loans & lines of credit	889	800	693	107	68
SBA	1,808	1,806	1,671	135	13
Consumer	25	25	9	16	4
Total	$9,571	$9,295	$6,031	$3,264	$229

Of the $1.7 million and $1.8 million of impaired SBA loans at September 30, 2015 and at December 31, 2014, guaranteed portions of such loans amounted to $1.4 million and $1.4 million respectively.

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income Recognized
Residential 1-4 family	$5,272	$51	$7,210	$60
Home equity loans & lines of credit	1,144	28	546	9
Commercial real estate	146	2	—	—
SBA	1,659	27	2,009	21
Consumer	15	—	26	—
Total	$8,236	$108	$9,791	$90

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income Recognized
Residential 1-4 family	$5,856	$155	$6,944	$193
Home equity loans & lines of credit	1,003	34	438	17
Commercial real estate	106	5	—	—
SBA	1,693	98	2,219	132
Consumer	18	—	28	—
Total	$8,676	$292	$9,629	$342

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled Debt Restructurings (TDRs)

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss. Total TDR loans, included in impaired loans as of September 30, 2015 and December 31, 2014 were $6.9 million and $7.2 million, respectively.  No additional funds are committed to be advanced in connection with TDR loans.  TDR loans on accrual status amounted to $3.3 million and $2.9 million at September 30, 2015 and December 31, 2014, respectively.

Troubled debt restructuring agreements entered into during the periods indicated are as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	1	$313	$302	3	$791	$789
Home equity	2	128	128	6	215	215
Commercial real estate	—	—	—	1	119	112
SBA	—	—	—	1	434	434
Total	3	$441	$430	11	$1,559	$1,550

The troubled debt restructurings described above had no impact to the specific reserve included in the allowance for loan losses and resulted in no charge-offs during the three and nine months ended September 30, 2015.

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the periods indicated:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of TDRs that defaulted	Recorded investment	Number of TDRs that defaulted	Recorded investment
Residential 1-4 family	—	$—	2	$470
Home equity	—	—	2	47
SBA	—	—	1	9
Total	—	$—	5	$526

Troubled debt restructuring agreements entered into during the periods indicated are as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	1	$328	$328	6	$1,979	$1,979
Home equity and lines	1	$100	$100	1	100	100
SBA	—	—	—	2	34	34
Total	2	$428	$428	9	$2,113	$2,113

The troubled debt restructurings described above had a $0 and $11,000 impact to the allowance for loan losses and resulted in no charge-offs during the three and nine months ended September 30, 2014, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the periods indicated:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of TDRs that defaulted	Recorded investment	Number of TDRs that defaulted	Recorded investment
Residential 1-4 family	—	$—	4	$878
SBA	1	9	1	9
Total	1	$9	5	$887

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended September 30, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at June 30, 2015	$787	$515	$460	$25	$22	$206	$8	$2,023
Provision (credit)	113	42	41	4	(12)	8	—	196
Loans charged-off	(100)	(53)	—	—	—	(1)	(2)	(156)
Recoveries	—	14	—	—	—	1	2	17
Allowance at September 30, 2015	$800	$518	$501	$29	$10	$214	$8	$2,080

Three Months Ended September 30, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at June 30, 2014	$592	$607	$353	$30	$45	$250	$14	$1,891
Provision (credit)	104	17	8	(3)	(12)	4	(3)	115
Loans charged-off	(24)	(43)	—	—	—	(19)	(3)	(89)
Recoveries	1	11	—	—	—	1	5	18
Allowance at September 30, 2014	$673	$592	$361	$27	$33	$236	$13	$1,935

Nine Months Ended September 30, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2014	$654	$584	$400	$28	$30	$236	$10	$1,942
Provision (credit)	274	47	101	1	(20)	(28)	(8)	367
Loans charged-off	(139)	(128)	—	—	—	(10)	(2)	(279)
Recoveries	11	15	—	—	—	16	8	50
Allowance at September 30, 2015	$800	$518	$501	$29	$10	$214	$8	$2,080

Nine Months Ended September 30, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2013	$462	$605	$321	$29	$24	$197	$18	$1,656
Provision (credit)	231	63	40	(2)	9	68	(13)	396
Loans charged-off	(76)	(99)	—	—	—	(33)	(3)	(211)
Recoveries	56	23	—	—	—	4	11	94
Allowance at September 30, 2014	$673	$592	$361	$27	$33	$236	$13	$1,935

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

September 30, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$60	$15	$—	$—	$—	$6	$3	$84
Allowance for non-impaired loans	740	503	501	29	10	208	5	1,996
Total	$800	$518	$501	$29	$10	$214	$8	$2,080

Impaired loans	$4,917	$1,024	$242	$—	$—	$1,678	$14	$7,875
Non-impaired loans	185,359	75,928	126,206	7,116	2,367	37,238	1,285	435,499

Total loans	$190,276	$76,952	$126,448	$7,116	$2,367	$38,916	$1,299	$443,374

December 31, 2014

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$144	$68	$—	$—	$—	$13	$4	$229
Allowance for non-impaired loans	510	516	400	28	30	223	6	1,713
Total	$654	$584	$400	$28	$30	$236	$10	$1,942

Impaired loans	$6,664	$800	$—	$—	$—	$1,806	$25	$9,295
Non-impaired loans	127,420	78,971	108,025	7,698	8,181	42,226	1,347	373,868

Total loans	$134,084	$79,771	$108,025	$7,698	$8,181	$44,032	$1,372	$383,163

(4)                                 Employee Benefits

Deferred Compensation Supplemental Executive Plan

The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan (“DCSERP”) with a senior executive which was amended and restated as of January 1, 2011 and January 1, 2013.  Effective during the first quarter of 2015, the DCSERP was amended to allow the executive to invest all or a portion of the deferred compensation in Corporation stock, provided that such stock will only be settled in Corporation stock.  The Rabbi Trust which holds the assets invested on behalf of the deferred compensation DCSERP, was also similarly amended and effective during the first quarter of 2015. The assets invested in bonds related to this DCSERP total $908,000 at September 30, 2015 and $989,000 at December 31, 2014, and are included in other assets at fair value in the consolidated balance sheet.  The liability for the benefit obligation reported in accrued expenses and other liabilities totaled $908,000 at September 30, 2015 and $989,000 at December 31, 2014. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at September 30, 2015 which is accounted for at its cost basis of $100,000, which is offset in stockholders’ equity by the benefit obligation of $100,000.

Supplemental Retirement Agreements

Effective July 1, 2013, the Bank entered into supplemental retirement agreements (“SERP”) with six executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally ages 65-67.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally accrue as they are vested; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  An additional officer was added to the plan effective January 1, 2015.  During the three and nine months ended September 30, 2015 and 2014, SERP expense totaled $151,000 and $102,000 and $453,000 and $307,000, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Defined Benefit Pension Plan

Pension expense (income) totaled $5,000 and ($5,500) and $16,000 and ($19,000), respectively for the three months and nine months ended September 30, 2015 and 2014, respectively. The Bank does not expect to contribute to the plan year ending December 31, 2015.

Employee Stock Ownership Plan

The Corporation maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Corporation stock.  This plan is a tax-qualified retirement plan for the benefit of all Corporation employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of September 30, 2015, the ESOP holds 395,934 shares, or 8% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the rate of the prime rate, as published in The Wall Street Journal, which is currently 3.25% per annum.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the Investment Fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

September 30, 2015

Allocated	15,837
Committed to be allocated	11,879
Unallocated	368,218
395,934

The fair value of unallocated shares was approximately $4.1 million at September 30, 2015.

Total compensation expense recognized in connection with the ESOP for the three and nine month periods ended September 30, 2015 and 2014 was $43,000 and $44,000 and $131,000 and $125,000, respectively.

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

Equity Incentive Plan

On May 21, 2015, the Coastway Bancorp, Inc. stockholders approved the 2015 Equity Incentive Plan (“EIP”). Types of awards permitted by the EIP include stock options, restricted stock awards, restricted stock units, and performance awards.  Stock options under the EIP will generally expire after ten years after the date of grant.  Unless otherwise determined by the Compensation Committee, awards under the EIP (other than Performance Awards) shall be granted with a vesting rate not exceeding twenty percent per year, with the first installment vesting no earlier than one year after the date of grant. Upon an involuntary termination following a change of control, all stock options, restricted stock awards and units will become fully vested and performance awards will be deemed earned.  There were no awards granted under the EIP during the three and nine months ended September 30, 2015.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(5)                                 Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of September 30, 2015 and 2014.  Earnings (loss) per share is not presented for the nine months ended September 30, 2014 as common shares had not been outstanding during the entire period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings (loss) per common share have been computed as follows in the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except per share amounts)	2015	2014	2015
Net income (loss) applicable to common stock	$346	$(111)	$1,022

Average number of common shares outstanding	4,888,340	4,949,179	4,918,423
Less: Average unallocated ESOP shares	(370,193)	(386,014)	(374,127)

Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	4,518,147	4,563,165	4,544,296
Earnings (loss) per share	$0.08	$(0.02)	$0.22

On January 30, 2015, the Corporation authorized a program to repurchase, from time to time and as market and business conditions warrant, up to 247,499 shares of the Corporation’s common stock.  During the nine months ended September 30, 2015, 80,400 shares were repurchased for a cost of $902,000.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,	December 31,
	2015	2014
	(In thousands)

Commitments to grant loans	$19,959	$8,583
Commitments to originate loans to be sold	21,041	10,751
Commitments to purchase loans from third parties	10,234	4,644
Unfunded commitments under home equity lines of credit	50,733	47,106
Unfunded commitments under commercial lines of credit	13,066	11,922
Unfunded commitments under SBA lines of credit	4,503	3,668
Unadvanced funds on construction loans	5,569	2,793

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

Sale of Real Estate Held For Sale

In September, 2015, the Bank entered into a Purchase & Sale Agreement (“P&S”) for $2.4 million to sell the Bank’s former headquarters located in Cranston, RI classified as real estate held for sale, and recorded impairment of $386,000 in connection with the acceptance of the offer in August.  The Bank intends to finance the loan to acquire the property at market terms with an adequate down payment to meet the sales criteria.  The sale is expected to close by the end of 2015 or shortly thereafter.

During the third quarter of 2015, the Bank accepted an offer and entered into a P&S agreement for $1.1 million to sell land in Coventry classified as real estate held for sale and recorded impairment of $195,000 during the three months ended June 30, 2015 in connection with the acceptance of the offer.  The sale is expected to close by the end of 2015.

Mortgage Banking

Commitments to fund certain mortgage loans (interest rate locks) to be sold in the secondary market and forward loan commitments for the future delivery of mortgage loans to third party investors, including To Be Announced securities (“TBAs”) and mandatory forward commitments, are considered derivatives.  These mortgage banking related derivatives are not designated in hedge relationships and are accounted for at fair value, with changes in fair value recorded in net gain on sales of loans and other mortgage banking income on the income statement.

Best efforts forward loan commitments do not qualify as derivatives.  Best efforts commitments are accounted for at fair value, with changes in fair value recorded in net gain on sales of loans and other mortgage banking income on the income statement, as management has elected fair value accounting for these commitments.

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

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Bank generally utilizes best efforts forward loan sale commitments, and effective September 1, 2015, also may utilize mandatory delivery forward loan sale commitments TBA securities, which are purchased from approved counterparties to mitigate the risk of potential changes in the values of loans that would result from the exercise of the derivative loan commitments.

With a best efforts contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  With a mandatory delivery contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor.  Under mandatory delivery contracts, the Bank incurs a penalty if the Bank fails to originate the loan and deliver it to the investor.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).

For TBAs, the Bank sells a security in the open market with a promise to deliver a pool of loans with an aggregate specified principal amount and quality to the investor at a specified point in the future.  If the Bank fails to deliver the pool of loans, the Bank will repurchase the security at the market price on the date of repurchase.

At September 30, 2015, the Bank had $21.0 million of interest rate lock commitments to borrowers and loans held for sale of $10.0 million with $31.3 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open TBAs with a notional amount of $3.8 million, mandatory delivery contracts with a notional amount of $309,000, and best efforts contracts with a notional amount of $27.2 million.

The Bank had $10.8 million in interest rate lock commitments to borrower loans held for sale of $11.0 million and forward commitments to sell loans of $21.5 million at December 31, 2014 and consisted only of best efforts contracts.

The following table presents the fair values of derivative loan commitments and forward sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In thousands)	Location	Value	Location	Value
September 30, 2015
Derivative loan commitments	Other assets	$564	N/A	$—
Forward loan sale commitments			N/A
Best efforts contracts	N/A	—	Other liabilities	366
Mandatory delivery contracts	N/A	—	Other liabilities	—
TBA securities	N/A	—	Other liabilities	27
Total forward loan sale commitments		—		393
Total derivative loan and forward loan sale commitments		$564		$393

December 31, 2014
Derivative loan commitments	Other assets	$98	N/A	$—
Best efforts forward loan sale commitments	N/A	—	Other liabilities	96
Total derivative loan and forward loan sale commitments		$98		$96

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents information pertaining to the gains and losses on Bank’s derivative loan commitments not designated as hedging instruments and forward loan sale commitments:

	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
	Gain/(Loss)	2015	2014	2015	2014
		(In thousands)		(In thousands)
Derivative loan commitments	Net gain on sales of loans and other mortgage banking income	$210	$(288)	$466	$351

Best efforts contracts	Net gain on sales of loans and other mortgage banking income	(430)	185	(270)	(256)

Mandatory delivery contracts	Net gain on sales of loans and other mortgage banking income	—	—	—	—

TBA securities	Net gain on sales of loans and other mortgage banking income	(27)	—	(27)	—
		$(247)	$(103)	$169	$95

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

Effective January 1, 2015, the Bank elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed mortgage loans intended for sale and transferred the placement of loans held for sale to Level 2 in the fair value hierarchy.  ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards.  The Bank elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values for the loans with changes in the fair value of the forward loan sale contracts used to economically hedge them.  The aggregate fair value of loans held for sale, the recorded investment of loans held for sale and the gain on loans held for sale totaled $10.9 million, $10.5 million and $375,000 at September 30, 2015. The change in fair value of loans held for sale reported as a component of net gains on sale of loans and other mortgage banking income was $286,000 and $157,000 for the three and nine months ended September 30, 2015, respectively.

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2015
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$10,917	$—
Derivative loan commitments	—	—	564
Liabilities measured on a recurring basis:
Forward loan sale commitments:
Best efforts contracts	—	—	366
TBA securities	—	27	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	1,217
Foreclosed real estate	—	—	1,013
Real estate held for sale	—	3,305	—

	December 31, 2014
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Derivative loan commitments	$—	$—	$98
Liabilities measured on a recurring basis:
Best efforts forward loan sale contracts	—	—	96
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	2,075
Foreclosed real estate	—	—	1,285
Real estate held for sale	—	—	3,831

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three and nine months ended September 30, 2015 or the year ended December 31, 2014, other than real estate held for sale which moved from a level 3 asset using appraised value to a level 2 asset based on the P&S Agreements.

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss. The provision (credit) to the allowance for loan losses on collateral dependent impaired loans for the three and nine months ended September 30, 2015 and 2014, totaled $20,000 and $157,000 and $120,000 and $257,000, respectively.  The losses represent the amount of write downs during the period on impaired assets held at period end.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.   There were two properties acquired through foreclosure and one property acquired through deed-in-lieu of foreclosure during the nine months ended September 30, 2015 and there were $12,000 of provisions for losses on foreclosed real estate held at period end for the three and nine months ended September 30, 2015.  Losses on foreclosed real estate held at period end for the three and nine months ended September 30, 2014 totaled $91,000 and $129,000, respectively.

When real estate is determined to be held for sale, it is recorded at the lower of estimated fair value less estimated cost to sell.  The fair value less costs to sell is determined based on current appraisals that utilize prices in observed transactions involving similar assets adjusted for certain inputs that are not always observable (categorized as Level 3 within the fair value hierarchy) or the selling price in an accepted offer less costs to sell (categorized as Level 2 within the fair value hierarchy). There were $386,000 and $581,000 of write-downs on real estate held for sale during the three and nine months ended September 30, 2015.  Write-downs on real estate held for sale during the three and nine months ended September 30, 2014 totaled $706,000 and $1.1 million.

Derivatives and forward loan sale fair value methodology

Fair value changes in mortgage banking derivatives (interest rate lock commitments) and commitments to sell fixed-rate residential mortgages subsequent to inception are estimated using anticipated market prices based on pricing indications provided from syndicate banks and consideration of pull-through and fallout rates.  The fair value of the mortgage banking loan commitment derivatives and best efforts forward loan sale agreements are considered to be Level 3 assets.  The fair value of mandatory forward loan sale agreements and TBA securities are considered to be level 2 assets and liabilities.

The table below presents for the three months ended September 30, 2015 and 2014, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Three months ended September 30,
(Dollars in thousands)	2015	2014

Balance at beginning of period	$418	$96
Gains arising during the period	4	—
Gains (losses) on new commitments during the period	186	(103)
Reclassifications of realized gains on settled commitments	(410)	119
Balance at end of period	$198	$112

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Nine months ended September 30,
(Dollars in thousands)	2015	2014

Balance at beginning of period	$2	$244
Gains arising during the period	2	—
Gains on new commitments during the period	605	95
Reclassifications of realized gains on settled commitments	(411)	(227)
Balance at end of period	$198	$112

Settled commitments are forward loan commitments that have been settled or commitments to originate that have been closed and moved to loans held for sale (classified as level 2) or sold.  The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

September 30, 2015

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$564	Investor pricing	Pull-through rate	82.5% - 100%
Liabilities measured on a recurring basis:
Best efforts contracts	(366)	Investor pricing	Pull-through rate	82.5% - 100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,217	Appraisal of collateral	Collateral discounts	5 – 30%
Foreclosed real estate	1,013	Appraisal of collateral	Collateral discounts	5 – 30%

December 31, 2014

Assets measured on a recurring basis:
Derivative commitments	$98	Investor pricing	Pull-through rate	82.5-100%
Liabilities measured on a recurring basis:
Best efforts forward loan sale commitments	(96)	Investor pricing	Pull-through rate	82.5-100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,075	Appraisal of collateral	Collateral discounts	5% - 30%
Foreclosed real estate	1,285	Appraisal of collateral	Collateral discounts	5% - 30%
Real estate held for sale	3,831	Appraisal of collateral	Collateral discounts	5% - 6%

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

The estimates of fair value of financial instruments were based on information available at September 30, 2015 and December 31, 2014 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2015 (unaudited)		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$444,774	$449,698	$—	$—	$449,698
FHLB stock	4,580	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	108,940	109,696	—	109,696	—
Borrowed funds	94,500	94,498	—	94,498	—

	December 31, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$383,909	$387,560	$—	$—	$387,560
Loans held for sale	10,995	11,173	—	—	11,173
FHLB stock	3,207	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	118,206	119,987	—	119,987	—
Borrowed funds	47,800	47,809	—	47,809	—

(1)         Excluded from this table are certain financial instruments that approximate fair value, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, certificates of deposit, accrued interest receivable, non-term deposit accounts, and accrued interest payable.  The respective carrying values of cash and cash equivalents, certificates of deposit and non-term deposit accounts would all be considered to be classified within Level 1 of their fair value hierarchy.  The $1.4 million and $1.3 million carrying value of accrued interest receivable on loans at September 30, 2015 and December 31, 2014, would generally be considered Level 3 in the fair value hierarchy and the carrying value of accrued interest payable of $16,000 and $11,000 would be considered Level 2 at September 30, 2015 and December 31, 2014, respectively.

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

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions.  Various statements contained in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Corporation wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Corporation’s future results.  The following important factors, among others, could cause the Corporation’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Corporation’s allowance for loan losses and/or reduce valuations of foreclosed properties and real estate held for sale; (iii) changes in consumer spending could negatively impact the Corporation’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Corporation’s competitive position within its market area and reduce demand for the Corporation’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Corporation’s assets and the availability of funding sources necessary to meet the Corporation’s liquidity needs; (vi) changes in technology could adversely impact the Corporation’s operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses and other non-interest expenses could adversely affect the Corporation’s financial results; (viii) changes in laws and regulations that apply to the Corporation’s business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act (the “JOBS Act”) and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Corporation’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Corporation’s financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in “Risk Factors” of the Corporation’s annual report on Form 10-K could be realized, which could have a material adverse effect on the Corporation’s business, financial condition and results of operation.  Therefore, the Corporation cautions readers not to place undue reliance on any such forward-looking information and statements.

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

Net income was $346,000 for the three months ended September 30, 2015 as compared to a net loss of $111,000 for the three months ended September 30, 2014.  Net income increased due to an increase of $665,000 in net interest income, primarily due to growth in loan interest income of $585,000, an increase in non-interest income of $64,000, and a decrease in total non-interest expenses of $90,000, partially offset by a higher provision for loan losses of $81,000 and an increase in income tax expense of $281,000. The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $45,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to higher gains recorded on mortgage derivatives, partially offset by a decline in net gains on sales of mortgage loans.  An increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $142,000 was recorded during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  Gains on sales of mortgage loans decreased $105,000 from $671,000 for the three months ended September 30, 2014 to $566,000 for the three months ended September 30, 2015 due to lower net margins earned on mortgage loan sales, though loan sale volume was higher. Mortgage loans sold during the three months ended September 30, 2015 totaled $55.5 million as compared to $43.6 million during the three months ended September 30, 2014.  The decrease in non-interest expenses of $90,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to a $320,000 reduction in impairment loss on real estate held for sale.  During the three months ended September 30, 2015, impairment of $386,000 was recorded based on an acceptance of an offer and subsequent entry into Purchase & Sale Agreement to sell One Coastway Plaza.  During the three months ended September 30, 2014, an impairment loss of $706,000 was recorded related to One Coastway Plaza as a result of relocating the corporate headquarters to our current location.  Salary and employee benefits expense increased $185,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to an increase in supplemental executive retirement plan expense of $48,000 as compared to the same period in 2014, general merit increases, and an increase in full time equivalent employees (“FTEs”) to 137 at September 30, 2015 from 133 at September 30, 2014.  The increase in the provision for loan losses of $81,000 was primarily due to loan growth.

Net income was $1.0 million for the nine months ended September 30, 2015 as compared to a net loss of $1.2 million for the nine months ended September 30, 2014.  Net income increased primarily due to the $1.5 million contribution ($914,000, net of income taxes) made on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock.  In addition, net income increased due to the increase in net interest income of $1.7 million primarily due to increased loan interest income of $1.5 million.  Net income also increased due to an increase in net gains on sales of loans and other mortgage banking income of $361,000 in the nine months ended September 30, 2015 as compared to the prior period.  During the nine months ended September 30, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the nine months ended September 30, 2014.  Excluding the net of income tax impact of the contribution to the charitable foundation, net loss for the nine months ended September 30, 2014 would have been $263,000.  The earnings results for the nine months ended September 30, 2015 as compared to the same period in 2014 were also impacted by a decrease in the provision for loan losses of $29,000.  Non-interest expenses increased $37,000, excluding the $1.5 million charitable foundation contribution, and income tax expense increased $1.4 million primarily due to higher pre-tax income in the nine months ended September 30, 2015 due to lower impairment losses on real estate held for sale, partially offset by an increase in salary and benefits and occupancy expenses.  During the nine months ended September 30, 2015, an impairment of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land and an impairment of $386,000 was recorded in August 2015 based on acceptance of an offer to sell and subsequent entry into a Purchase & Sale agreement to sell the One Coastway Plaza property.  During the nine months ended September 30, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale

Agreement. During the nine months ended September 30, 2014, impairment loss of $706,000 was recorded related to the One Coastway Plaza as a result of relocating the corporate headquarters to our current location.  Salaries and employee benefits expense increased $246,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to an increase in FTEs which was 137 employees at September 30, 2015 as compared to 133 FTEs at September 30, 2014, general merit increases and an increase of supplemental executive retirement expense of $145,000, partially offset by a $103,000 reduction in involuntary termination benefits.  Occupancy expense increased $353,000 due to increased costs to operate our new corporate headquarters where we relocated in August 2014 and increased snow removal costs of $97,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Assets.  Our total assets increased $62.6 million, or 13.4%, to $528.4 million at September 30, 2015 from $465.8 million at December 31, 2014 primarily due to loan growth.  Total loans (excluding loans held for sale) increased $60.2 million, or 15.7%, to $443.4 million at September 30, 2015 from $383.2 million at December 31, 2014.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $56.2 million, or 41.9%, to $190.3 million at September 30, 2015 from $134.1 million at December 31, 2014. Residential one- to four-family loans increased due to purchases of $43.7 million of loans from third parties as well as organic loan growth. Residential one- to four-family loans of $190.3 million at September 30, 2015 included 91 individual loans totaling $53.3 million which were purchased from third parties and were underwritten based on the Bank’s credit standards.  Commercial real estate loans increased $18.4 million, or 17.1%, to $126.4 million at September 30, 2015 as compared to $108.0 million at December 31, 2014.  Construction loans decreased $5.8 million, primarily due to reclassification to permanent financing into commercial real estate loans.  SBA loans declined $5.1 million, or 12.8%, to $38.9 million at September 30, 2015 as compared to $44.0 million at December 31, 2014 primarily due to the sale of $4.2 million of such loans during the first quarter of 2015.

Loans

A summary of the balances of loans are as follows:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$190,276	42.92%	$134,084	34.99%
Home equity loans and lines of credit	76,952	17.36	79,771	20.82
Commercial real estate	126,448	28.52	108,025	28.19
Commercial business	7,116	1.60	7,698	2.01
Commercial construction	2.367	0.53	8,181	2.14
SBA loans	38,916	8.78	44,032	11.49
Consumer	1,299	0.29	1,372	0.36

Total loans	443,374	100.00%	383,163	100.00%
Net deferred loan costs	3,480		2,688
Allowance for loan losses	(2,080)		(1,942)
Total loans, net	$444,774		$383,909

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $14.6 million, or 4.3%, to $358.2 million at September 30, 2015 from $343.5 million at December 31, 2014.  The increase in deposits was primarily as a result of an increase in our transaction accounts, partially offset by a decrease in certificates of deposit.  The increase in our transaction accounts was due to an increase in the balance of non-interest bearing demand deposit accounts of $11.1 million, or 15.0%, an increase of $5.6 million in the balance of savings and interest bearing demand deposit accounts, or 6.4%, and an increase of $6.7 million in the balance of money market accounts, or 10.5%. Certificates of deposit decreased $9.3 million, or 7.8%. Certificates of deposit exceeding $250,000 totaled $18.5 million and $16.0 million at September 30, 2015 and December 31, 2014, respectively.  Customers have generally continued to maintain funds in more liquid deposit accounts in periods of low interest rates. We have also continued to expand our services to our small business customers.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$84,555	23.61%	$73,503	21.40%
Money market accounts	70,838	19.78	64,117	18.66
Savings and interest bearing demand deposit accounts	92,104	25.71	86,529	25.19
Club accounts	1,726	0.48	1,189	0.35
Total transaction accounts	249,223	69.58	225,338	65.60
Certificates of deposit	108,940	30.42	118,206	34.40
Total deposits	$358,163	100.00%	$343,544	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston as an alternate funding source. Borrowed funds at September 30, 2015 totaled $94.5 million as compared to $47.8 million at December 31, 2014, an increase of $46.7 million or 97.7%.  Borrowed funds at September 30, 2015 were comprised of $94.5 million of short-term advances at a weighted average rate of 0.26% as compared to short-term advances of $46.5 million at December 31, 2014 at a weighted average rate of 0.24% and long-term advances of $1.3 million at December 31, 2014 at a weighted average rate of 4.04%. The decrease in long-term advances during the nine months ended September 30, 2015 of $1.3 million was due to maturities.  The increase in overnight advances during the nine months ended September 30, 2015 was due to loan growth outpacing deposit growth.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $70.8 million at September 30, 2015 from $70.5 million at December 31, 2014.  The increase in stockholders’ equity was due to net income of $1.0 million and $131,000 of ESOP shares committed to be allocated, partially offset by stock repurchases of $902,000 during the nine months ended September 30, 2015.

Nonperforming Assets

Loans on which the accrual of interest has been discontinued are designated as non-performing loans.  Accrual of interest on loans is generally discontinued when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is performing.  When a loan is placed on non-accrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans is applied against principal or interest or is recognized in income on a cash basis.  Generally, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally not less than six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Non-performing loans decreased to $4.5 million, or 1.02% of total loans at September 30, 2015, from $6.4 million, or 1.68% of total loans, at December 31, 2014 primarily due to a $2.1 million decrease in non-performing one- to four-family residential loans partially offset by an increase of $63,000 in home equity and an increase of $130,000 in commercial real estate non-performing loans.  Two residential one- to four-family loans totaling $609,000 were moved to accrual status during the first quarter of 2015 and one residential one- to four-family loan totaling $573,000 was moved to accrual status in the second quarter of 2015 based on consistent payment performance.  The collateral securing both a residential loan and home equity loan from the same borrower was sold by short sale during the second quarter of 2015 the proceeds of which enabled a reduction in non-performing loans of $206,000, of which $181,000 was attributed to the residential loan and $25,000 to the home equity loan.  Three one- to four-family residential loans totaling $725,000 were transferred into foreclosed real estate during the three months ended September 30, 2015.  One commercial real estate loan of $130,000 with adequate collateral was added to non-performing loans during the three months ended September 30, 2015.

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

Non-performing assets decreased $2.2 million during the nine months ended September 30, 2015 to $5.6 million, or 1.05% of total assets at September 30, 2015 from $7.7 million, or 1.66% of total assets at December 31, 2014 due to the decrease in non-performing loans discussed above and the sales of foreclosed real estate of $916,000.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$521	$1,642
Home equity loans and lines of credit	259	277
Commercial real estate loans	130	—
Commercial business loans	—	—
SBA loans	111	144
Commercial construction loans	—	—
Consumer loans	—	—
Total nonaccrual loans	1,021	2,063
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	3,231	4,229
Home equity loans and lines of credit	173	92
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	112	60
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	3,516	4,381
Total nonperforming loans	4,537	6,444
Foreclosed real estate:
Residential real estate mortgage loans:
1-4 family	1,013	1,035
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	—	250
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	1,013	1,285
Total nonperforming assets	$5,550	$7,729

Total accruing troubled debt restructured loans	$3,338	$2,850
Delinquent loans 60 — 89 days past due	$1,424	$700
Loans 60-89 days past due to total loans	0.32%	0.18%
Ratios:
Non-performing loans to total loans	1.02%	1.68%
Non-performing assets to total assets	1.05%	1.66%

In addition to the non-performing assets above, the Bank also has two properties classified as real estate held for sale with a carrying value of $3.3 million and $3.8 million at September 30, 2015 and December 31, 2014, respectively, both of which are under Purchase & Sale Agreements at September 30, 3015.  For the three and nine months ended September 30, 2015 and

2014, and for the year ended December 31, 2014, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $39,000, $170,000, $83,000 and $214,000 and $249,000, respectively.  The amount that was included in interest income on such loans totaled $41,000, $130,000, $63,000, $182,000 and $226,000 for the three and nine months ended September 30, 2015 and 2014, and the year ended December 31, 2014, respectively.

Asset Quality

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard”, “doubtful”, or “loss”. An asset is “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses present to make collection or liquidation in full on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”    Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

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

(Dollars in thousands)	September 30, 2015	December 31, 2014
Special mention	$1,757	$2,151
Substandard	3,189	4,046
Doubtful	—	—
Loss	—	—
Total classified and special mention loans	$4,946	$6,197

The level of classified and special mention loans decreased by $1.3 million to $4.9 million at September 30, 2015 from $6.2 million at December 31, 2014 principally due to payoffs on one commercial construction loan and three SBA loans previously classified as “substandard”.

Allowance for Loan Losses

The allowance for loan losses is the amount necessary to reflect probable incurred losses in the portfolio.  The Corporation evaluates the adequacy of the allowance for loan losses on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

Substantially all of the Corporation’s loans are secured by collateral.  Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established.  Typically for a non-performing impaired real estate loan, the value of the underlying collateral is estimated using an independent appraisal, adjusted for property specific conditions and other factors, net of estimated selling costs and related specific reserves are adjusted on a quarterly basis. If a non-performing impaired real estate loan is in the process of foreclosure, and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, a new appraisal may be ordered, and any shortfall would result in immediately charging off the portion of the loan that was insufficiently collateralized.

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

Despite prudent loan underwriting, adverse changes within the Corporation’s market area, or further deterioration in the local, regional or national economic conditions including a decline in real estate market values in Rhode Island and Massachusetts, an increase in interest rates, as well as bank regulatory examination and/or independent loan review results could negatively impact the Corporation’s level of allowance for loan losses and non-performing assets in the future.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$2,023	$1,891	$1,942	$1,656
Provision for loan losses	196	115	367	396
Charge-offs:
Residential 1-4 family	(100)	(24)	(139)	(76)
Home equity loans and lines of credit	(53)	(43)	(128)	(99)
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	(1)	(19)	(10)	(33)
Commercial construction	—	—	—	—
Consumer	(2)	(3)	(2)	(3)
Total charge-offs	(156)	(89)	(279)	(211)
Recoveries on charged-off loans
Residential 1-4 family	—	1	11	56
Home equity loans and lines of credit	14	11	15	23
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	1	1	16	4
Commercial construction	—	—	—	—
Consumer	2	5	8	11
Total recoveries	17	18	50	94
Net (charge-offs) recoveries	(139)	(71)	(229)	(117)
Balance at end of period	$2,080	$1,935	$2,080	$1,935
Annualized net loans (charge-offs) recoveries to average loans outstanding	(0.12)%	(0.08)%	(0.07)%	(0.04)%
Allowance for loan losses to non-performing loans at end of period	45.85%	25.80%	45.85%	25.80%
Allowance for loan losses to total loans at end of period	0.47%	0.53%	0.47%	0.53%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014.

General.  Net income was $346,000 for the three months ended September 30, 2015 as compared to a net loss of $111,000 for the three months ended September 30, 2014.  Net income increased due to an increase of $665,000 in net interest income, primarily due to growth in loan interest income of $585,000, an increase in non-interest income of $64,000, and a decrease in total non-interest expenses of $90,000, partially offset by a higher provision for loan losses of $81,000 and an increase in income tax expense of $281,000 due primarily to higher pre-tax income. The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $45,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to higher gains recorded on mortgage derivatives, partially offset by a decline in net gains on sales of mortgage loans.  An increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $142,000 was recorded during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  Gains on sales of mortgage loans decreased $105,000 from $671,000 for the three months ended September 30, 2014 to $566,000 for the three months ended September 30, 2015 due to lower net margins earned on mortgage loan sales, though loan sale volume was higher. Mortgage loans sold during the three months ended September 30, 2015 totaled $55.5 million as compared to $43.6 million during the three months ended September 30, 2014.  The decrease in non-interest expenses of $90,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to a $320,000 reduction in impairment loss on real estate held for sale.  During the three months ended September 30, 2015, impairment of $386,000 was recorded based on an acceptance of an offer and subsequent entry into a Purchase & Sale Agreement to sell One Coastway Plaza.  During the three months ended September 30, 2014, an impairment loss of $706,000 was recorded related to One Coastway Plaza as a result of relocating the corporate headquarters to our current location.  Salary and employee benefits expense increased $185,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to an increase in supplemental executive retirement plan expense of $48,000, general merit increases, and an increase in FTEs to 137 at September 30, 2015 from 133 at September 30, 2014.  The increase in the provision for loan losses of $81,000 was primarily due to loan growth.

Interest Income.  Interest income increased $601,000, or 15.1%, to $4.6 million for the three months ended September 30, 2015 from $4.0 million for the three months ended September 30, 2014.  The increase reflected an increase in the average balance of interest earning assets of $74.3 million to $470.2 million for the three months ended September 30, 2015 as compared to $396.0 million for the three months ended September 30, 2014, partially offset by a decrease in the average yield on interest-earning assets to 3.86% for the three months ended September 30, 2015 as compared to 3.98% for the three months ended September 30, 2014.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $585,000, or 14.8%, to $4.5 million for the three months ended September 30, 2015 from $3.9 million for the three months ended September 30, 2014.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $72.5 million to $447.7 million for the three months ended September 30, 2015 as compared to $375.2 million for the three months ended September 30, 2014.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family and commercial real estate loan portfolios.  Partially offsetting the increase in average balance of loans, our average yield on loans decreased to 4.01% for the three months ended September 30, 2015 from 4.17% for the three months ended September 30, 2014 primarily due to a decline in market interest rates as well as the increase in residential one-to four- family residential loans which generally are originated at lower interest rates as compared to commercial real estate and SBA loans.

Interest Expense. Interest expense decreased $64,000, or 10.7%, to $535,000 for the three months ended September 30, 2015 from $599,000 for the three months ended September 30, 2014.  The decrease in interest expense was due to a decline in interest expense on deposits of $87,000, as the average cost of deposits declined 13 basis points to 0.70% for the three months ended September 30, 2015 as compared to 0.83% for the three months ended September 30, 2014 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.58% for the three months ended September 30, 2014 to 1.41% for the three months ended September 30, 2015.  While average interest-bearing deposits increased $1.5 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2104, the average balance of the higher costing certificates of deposit decreased $12.3 million for the three months ended September 30, 2015 to $109.3 million from $121.7 million for the prior year period.  The interest rate on five year certificates of deposit was increased to 2.05% effective September 1, 2015 from 1.25%, in consideration of competitor interest rates, the decline in the balance of five year certificates over the preceding few months, loan growth, as well as expected future interest rate increases during the five-year term.

Interest expense on borrowed funds increased $23,000 to $49,000 for the three months ended September 30, 2015 from $26,000 for the three months ended September 30, 2014 due to an increase of $58.4 million in the average balance of borrowed funds.  The average balance of borrowed funds increased to $80.4 million for the three months ended September 30, 2015 from $22.0 million for the three months ended September 30, 2014, as we increased short-term borrowings to fund loan growth.  The average cost of borrowed funds decreased to 0.24% for the three months ended September 30, 2015 from 0.47% for the three months ended September 30, 2014 due to a combination of maturities of long-term borrowings and the increased use of one-to-two month borrowings which cost less than overnight borrowings.

Net Interest Income.  Net interest income increased $665,000, or 19.7%, to $4.0 million for the three months ended September 30, 2015 from $3.4 million for the three months ended September 30, 2014. This increase was due to both a $14.3 million increase in net interest-earning assets to $114.5 million for the three months ended September 30, 2015 and an increase in our interest rate spread of eight basis points to 3.26% for the three months ended September 30, 2015 as compared to 3.18% for the prior year period.  The net interest margin increased three basis points to 3.41% for the three months ended September 30, 2015 from 3.38% for the three months ended September 30, 2014.

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

	Three months ended September 30,
	2015 vs. 2014
	Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$585	$738	$(153)
Cash and cash equivalents	(7)	(4)	(3)
Federal Home Loan Bank of Boston stock and other investments	23	22	1
Total interest-earning assets	601	756	(155)
Interest-bearing liabilities:
Money Market accounts	7	6	1
Savings accounts	2	2	—
Club accounts	—	—	—
Certificates of deposit	(96)	(131)	35
Borrowed funds	23	41	(18)
Total interest-bearing liabilities	(64)	(82)	18
Net interest income	$665	$838	$(173)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2015 and 2014.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended September 30, 2015			Three months ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$447,743	$4,527	4.01%	$375,213	$3,942	4.17%
Cash and cash equivalents	12,416	14	0.45%	15,374	21	0.54%
Federal Home Loan Bank of Boston stock and other investments	10,076	37	1.46%	5,368	14	1.03%
Total interest-earning assets	470,235	4,578	3.86%	395,955	3,977	3.98%
Non-interest-earning assets	43,304			45,592
Total assets	$513,539			$441,547

Liabilities and Equity:
Money market accounts	$69,544	74	0.42%	$64,139	67	0.41%
Savings accounts	94,774	23	0.10%	86,525	21	0.10%
Club accounts	1,678	—	—%	1,505	—	—%
Certificates of deposit	109,348	389	1.41%	121,652	485	1.58%
Total interest-bearing deposits	275,344	486	0.70%	273,821	573	0.83%
Borrowed funds	80,411	49	0.24%	21,973	26	0.47%
Total interest bearing liabilities	355,755	535	0.60%	295,794	599	0.80%
Non-interest bearing deposits	81,675			70,239
Other liabilities	5,632			4,333
Total liabilities	443,062			370,366
Stockholders’ equity	70,477			71,181
Total liabilities and stockholders’ equity	$513,539			$441,547

Net interest income		$4,043			$3,378
Net interest rate spread(1)			3.26%			3.18%
Net interest-earning assets(2)	$114,480			$100,161
Net interest margin(3)			3.41%			3.38%
Average interest-earning assets to interest-bearing liabilities			132.18%			133.86%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $196,000 was recorded to the allowance for loan losses during the three months ended September 30, 2015, an increase of $81,000 as compared to a provision of $115,000 for the three months ended September 30, 2014. During the three months ended September 30, 2015, a provision of $113,000 was recorded to the residential one-to four- family portfolio and a provision of $41,000 was recorded to the commercial real estate portfolio primarily due to loan growth in both portfolios. In addition, net charge-offs on residential one-to four family loans increased to $100,000 for the three months ended September 30, 2015 as compared to $80,000 for the three months ended September 30, 2014.  A provision of $42,000 was recorded related to the home equity portfolio, primarily due to a delinquent home equity loan that has been charged-off.  Our provisions are based on our assessment of loss history, current asset quality, loan growth and economic trends.

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

Non-Interest income.  Non-interest income increased $64,000, or 4.5%, to $1.5 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014.  The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $45,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. An increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $142,000 was recorded during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Gains on sales of mortgage loans decreased $105,000 from $671,000 for the three months ended September 30, 2014 to $566,000 for the three months ended September 30, 2015 due to lower net margins earned on mortgage loan sales, though loan sale volume was higher. Mortgage loans sold during the three months ended September 30, 2015 totaled $55.5 million as compared to $43.6 million during the three months ended September 30, 2014.

Non-Interest expenses.  Non-interest expenses decreased $90,000, or 1.9%, to $4.7 million for the three months ended September 30, 2015 from $4.8 million for the three months ended September 30, 2014.  The decrease in non-interest expenses was primarily due to a $320,000 reduction in impairment loss on real estate held for sale.  During the three months ended September 30, 2015, impairment of $386,000 was recorded based on an acceptance of an offer and subsequent entry into a Purchase & Sale Agreement to sell One Coastway Plaza.  During the three months ended September 30, 2014, an impairment loss of $706,000 was recorded related to One Coastway Plaza as a result of relocating the corporate headquarters to our current location.  The decision to accept the offer to sell was made in consideration of the holding costs of the property, the time the property has been held for sale and the interest to be earned on the financing of the loan to purchase the building at market terms.  Salary and employee benefits expense increased $185,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to an increase in supplemental executive retirement plan expense of $48,000 during the three months ended September 30, 2015 as compared to the same period in 2014, general merit increases, and an increase in full time equivalent employees to 137 at September 30, 2015 from 133 at September 30, 2014.  Foreclosed real estate expenses increased $19,000 to $37,000 for the three months ended September 30, 2015 as compared to $18,000 for the three months ended September 30, 2014 primarily due to higher provisions for losses on foreclosed properties in 2015.  Other general and administrative expenses increased $19,000 to $386,000 for the three months ended September 30, 2015 as compared to $367,000 for the comparable 2014 period primarily due to the higher loan servicing expenses.

Income tax expense.  Income tax expense of $291,000 was recorded for the three months ended September 30, 2015 as compared to $10,000 of income tax expense for the three months ended September 30, 2014.  The increase in income tax expense was primarily due to an increase in pre-tax income of $738,000 during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  The effective tax rate for the three months ended September 30, 2015 was 45.7% as compared to 9.9% for the three months ended September 30, 2014.  The effective tax rate was lower for the 2014 period partially due to a higher level of impairment loss on real estate held for sale which is non-deductible for state income tax purposes.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and September 30, 2014

General.  Net income was $1.0 million for the nine months ended September 30, 2015 as compared to a net loss of $1.2 million for the nine months ended September 30, 2014.  Net income increased primarily due to the $1.5 million contribution ($914,000, net of income taxes) made on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock.  In addition, net income increased due to the increase in net interest income of $1.7 million primarily due to increased loan interest income of $1.5 million.  Net income also increased due to an increase in net gains on sales of loans and other mortgage banking income of $361,000 in the nine months ended September 30, 2015 as compared to the prior year period.  During the nine months ended September 30, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the nine months ended September 30, 2014.  Excluding the net of income tax impact of the contribution to the charitable foundation, net loss for the nine months ended September 30, 2014 would have been $263,000.  The earnings results for the nine months ended September 30, 2015 as compared to the same period in 2014 were also impacted by a decrease in the provision for loan losses of $29,000.  Non-interest expenses increased $37,000, excluding the $1.5 million charitable foundation contribution, and income tax expense increased $1.4 million primarily due to higher pre-tax income in the nine months ended September 30, 2015 due to lower impairment losses on real estate held for sale, partially offset by an increase in salary and benefits and occupancy expenses. During the nine months ended September 30, 2015, an impairment of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land and an impairment of $386,000 was recorded in August 2015 based on acceptance of an offer to sell and subsequent entry into a Purchase & Sale agreement to sell the One Coastway Plaza property.  During the nine months ended September 30, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale Agreement.  During the nine months ended September 30, 2014, impairment loss of $706,000 was recorded related to the One Coastway Plaza as a result of relocating the corporate headquarters to our current location.  Salaries and employee benefits expense increased $246,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to an increase in FTEs which was 137 employees at September 30, 2015 as compared to 133 FTEs at September 30, 2014, general merit increases and an increase of supplemental executive retirement expense of $145,000, partially offset by a $103,000 reduction in involuntary termination benefits.  Occupancy expense increased $353,000 due to increased costs to operate our new corporate headquarters where we relocated in August 2014 and increased snow removal costs of $97,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Interest Income.  Interest income increased $1.6 million, or 13.6%, to $13.0 million for the nine months ended September 30, 2015 from $11.5 million for the nine months ended September 30, 2014.  The increase reflected an increase in the average balance of interest earning assets of $59.2 million to $443.7 million for the nine months ended September 30, 2015 as compared to $384.4 million for the nine months ended September 30, 2014, partially offset by a decrease in the average yield on interest-earning assets to 3.93% for the nine months ended September 30, 2015 as compared to 3.99% for the nine months ended September 30, 2014.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $1.5 million, or 13.5%, to $12.9 million for the nine months ended September 30, 2015 from $11.4 million for the nine months ended September 30, 2014.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $60.4 million to $420.9 million for the nine months ended September 30, 2015 as compared to $356.5 million for the nine months ended September 30, 2014.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family and commercial real estate loan portfolios during the nine months ended September 30, 2015.  During the nine months ended September 30, 2014, interest and fees on loans included prepayment penalties of $122,000 related to two loans as well as the recovery of interest previously unrecognized of $54,000 on another loan which was fully repaid.  Partially offset by the increase in average balance of loans, our average yield on loans decreased to 4.10% for the nine months ended September 30, 2015 as compared to 4.26% for nine months ended September 30, 2014, due to a decline in market interest rates as well as the increase in residential one- to four-family residential loans which are generally originated at lower interest rates as compared to commercial and SBA loans.

Interest Expense. Interest expense decreased $127,000, or 7.1%, to $1.7 million for the nine months ended September 30, 2015 from $1.8 million for the nine months ended September 30, 2014, primarily due to a decline in deposit interest expense of $177,000, partially offset by a $50,000 increase in interest expense on borrowed funds.   Interest expense on deposits declined due to a decrease in the average cost of deposits of nine basis points to 0.76% for the nine months ended September 30, 2015 as compared to 0.85% for the nine months ended September 30, 2014 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.59% for the nine months ended September 30, 2014 to 1.50% for the nine months ended September 30, 2015.  The average cost of savings accounts decreased one basis point to 0.10% for the nine months ended September 30, 2015 as we lowered rates effective July 1, 2013 and on April 1, 2014.  While the average balance of interest-bearing deposits increased $4.1 million to $275.5 million for the nine months ended September 30, 2015, the average balance of the higher costing certificates of deposit decreased $8.7 million to $114.5 million for the nine months ended September 30, 2015 as compared to $123.1 million for the nine months ended September 30, 2014.  The interest rate on five year certificates of deposit was increased to 2.05% effective September 1, 2015 from 1.25%, in consideration of competitor interest rates, the decline in the balance of five year certificates over the preceding few months, loan growth, as well as expected future interest rate increases during the five-year term.

Interest expense on borrowed funds increased $50,000 to $112,000 for the nine months ended September 30, 2015 from $62,000 for the nine months ended September 30, 2014 primarily due to a $46.7 million increase in the average balance of borrowed funds to $56.9 million for the nine months ended September 30, 2015 from $10.2 million for the nine months ended September 30, 2014.  The average cost of borrowed funds decreased to 0.26% for the nine months ended September 30, 2015 from 0.81% for the nine months ended September 30, 2014, as we repaid longer term borrowings.

Net Interest Income.  Net interest income increased $1.7 million or 17.4%, to $11.4 million for the nine months ended September 30, 2015 from $9.7 million for the nine months ended September 30, 2014. This increase was due to an $10.8 million increase in net interest-earning assets to $111.3 million for the nine months ended September 30, 2015. This growth in net interest-earning assets also was due to an increase in our interest rate spread of 11 basis points to 3.25% for the nine months ended September 30, 2015 as compared to 3.14% for the prior year period.  The net interest margin increased to 3.42% for the nine months ended September 30, 2015 from 3.36% for the nine months ended September 30, 2014.

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

	Nine months ended September 30,
	2015 vs. 2014
	Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$1,538	$1,988	$(450)
Cash and cash equivalents	(18)	(28)	10
Federal Home Loan Bank of Boston stock and other investments	40	36	4
Total interest-earning assets	1,560	1,996	(436)
Interest-bearing liabilities:
Money Market accounts	16	15	1
Savings accounts	(5)	6	(11)
Club accounts	—	—	—
Certificates of deposit	(186)	(62)	(124)
Borrowed funds	50	117	(67)
Subscriptions payable	(2)	(1)	(1)
Total interest-bearing liabilities	(127)	75	(202)
Net interest income	$1,687	$1,921	$(234)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2015 and 2014.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$420,943	12,899	4.10%	$356,529	$11,361	4.26%
Cash and cash equivalents	14,279	48	0.45%	23,149	66	0.38%
Federal Home Loan Bank of Boston stock and other investments	8,431	80	1.27%	4,730	40	1.13%
Total interest-earning assets	443,653	13,027	3.93%	384,408	11,467	3.99%
Non-interest-earning assets	44,335			40,533
Total assets	$487,988			$424,941

Liabilities and Equity:
Money market accounts	66,961	209	0.42%	$62,226	193	0.41%
Savings accounts	92,570	67	0.10%	84,544	72	0.11%
Club accounts	1,515	1	0.09%	1,448	1	0.09%
Certificates of deposit	114,463	1,282	1.50%	123,173	1,468	1.59%
Total interest-bearing deposits	275,509	1,559	0.76%	271,391	1,734	0.85%
Borrowed funds	56,891	112	0.26%	10,217	62	0.81%
Subscriptions payable	—	—	—%	2,378	2	0.11%

Total interest bearing liabilities	332,400	1,671	0.67%	283,986	1,798	0.85%
Non-interest bearing deposits	79,599			67,493
Other liabilities	5,559			4,742
Total liabilities	417,558			356,221
Stockholders’ equity	70,430			68,720
Total liabilities and stockholders’ equity	$487,988			$424,941

Net interest income		$11,356			$9,669
Net interest rate spread(1)			3.25%			3.14%
Net interest-earning assets(2)	$111,253			$100,422

Net interest margin(3)			3.42%			3.36%
Average interest-earning assets to interest-bearing liabilities			133.47%			135.36%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $367,000 was recorded to the allowance for loan losses during the nine months ended September 30, 2015, a decrease of $29,000 as compared to a provision of $396,000 for the nine months ended September 30, 2014. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the nine months ended September 30, 2015, a provision of $274,000 was recorded relating to the residential one-to four- family loan portfolio primarily due to a combination of loan growth and an increase of $108,000 in net charge-offs.  For the nine months ended September 30, 2015, a provision of $101,000 was recorded related to the commercial real estate portfolio primarily due to loan growth.  We recorded a provision of $47,000 on the home equity portfolio during the nine months ended September 30, 2015.  Net charge-offs of $113,000 on the home equity loan portfolio were recorded during the nine months ended September 30, 2015.  Home equity loans and lines of credit declined $2.8 million during the nine months ended September 30, 2015.  We recorded a credit to the provision of $28,000 during the nine months ended September 30, 2015 related to a decline in the SBA portfolio balance and due to lower specific reserves.

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

Non-Interest income.  Non-interest income increased $357,000, or 8.8%, to $4.4 million for the nine months ended September 30, 2015 from $4.1 million for the nine months ended September 30, 2014.  The increase in non-interest income was primarily due to the sale of SBA loans during the 2015 period. During the nine months ended September 30, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the nine months ended September 30, 2014.  Gains on sales of mortgage loans decreased $229,000 from $1.5 million for the nine months ended September 30, 2014 to $1.2 million for the nine months ended September 30, 2015. Mortgage loans sold during the nine months ended September 30, 2014 amounted to $97.7 million as compared to $134.1 million during the nine months ended September 30, 2015. The decline in the net gain on sales of mortgage loans was due to lower net margin on the sales of mortgage loans during the nine months ended September 30, 2015.  An increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $231,000 was recorded during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, due to a combination of increased loan sale volume and pipeline, use of TBA forward commitments to sell commencing in September 2015, and the election of fair value accounting for loans held for sale as of January 1, 2015.

Non-Interest expenses.  Non-interest expenses decreased $1.5 million, or 9.8%, to $13.7 million for the nine months ended September 30, 2015 from $15.1 million for the nine months ended September 30, 2014. The decrease in non-interest expense was primarily due to the 2014 contribution of $1.5 million to Coastway Cares Charitable Foundation II, in connection with our initial public offering, of which $300,000 was in cash and 122,054 was from shares contributed, which did not re-occur in 2015.  Salary and employee benefits expense increased $246,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to an increase in FTEs which was 137 employees at September 30, 2015 as compared to 133 FTEs at September 30, 2014, general merit increases and an increase of supplemental executive retirement expense of $145,000, partially offset by a $103,000 reduction in involuntary termination benefits.

Occupancy expense increased $353,000 due to increased costs to operate our new corporate headquarters which relocated in August 2014 and increased snow removal costs of $97,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.   During the nine months ended September 30, 2015, impairment of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land and impairment of $386,000 was recorded in August 2015 based on acceptance of an offer to sell and subsequent entry into a Purchase & Sale agreement on the One Coastway Plaza property.  During the nine months ended September 30, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale Agreement. The decision to enter the Purchase & Sale agreement for the Sharpe Drive property was made considering a number of factors including the operating costs of the property, the then pending purchase of the new corporate headquarters, and the interest to be earned on the financing. During the nine months ended September 30, 2014, impairment loss of $706,000 was recorded related to the One Coastway Plaza property as a result of relocating the corporate headquarters.  Foreclosed real estate expenses decreased $48,000 to $140,000 for the nine months ended September 30, 2015 from $188,000 for the prior year period primarily due to lower provisions for losses.

Advertising expenses increased $38,000 to $211,000 during the nine months ended September 30, 2015 as compared to $173,000 during the nine months ended September 30, 2014 as result of timing of expenditures to earlier in the year. Other general and administrative expenses decreased $30,000 to $1.2 million for the nine months ended September 30, 2015 as compared to the 2014 period primarily due to $148,000 in roof repairs incurred during the second quarter of 2014 on the Sharpe Drive property that did not occur in 2015, partially offset by a $82,000 increase in loan servicing expenses.

Income tax expense (benefit).  Income tax expense of $736,000 was recorded for the nine months ended September 30, 2015 as compared to $622,000 of income tax benefit recorded for the nine months ended September 30, 2014.  The increase in income tax expense was primarily due to an increase in pre-tax income during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  The tax benefit related to the charitable foundation contribution was $607,000 during the nine months ended September 30, 2014.  The effective tax rate for the nine months ended September 30, 2015 was 41.9% as compared to 34.6% for the nine months ended September 30, 2014.  The effective tax rate for both periods were impacted by impairment losses on real estate held for sale which are non-deductible for state income tax purposes.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2015.

The Corporation regularly monitors and adjusts its investments in liquid assets based upon an assessment of:

(i)             Expected loan demand including expected loan purchases from third party originators;

(ii)          Expected deposit flows and borrowing maturities;

(iii)       Yields available on interest-earning deposits; and

(iv)      The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and are also used to pay off short-term borrowings.

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At September 30, 2015, cash and cash equivalents totaled $13.1 million.  The Corporation also has invested in $6.1 million of certificates of deposit.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2015, the Bank had $41.0 million in commitments to originate loans, $21.0 million of which will be sold.  In addition to commitments to originate loans, the Bank had $68.3 million in unused lines of credit to borrowers and commitments to purchase loans from third parties of $10.2 million at September 30, 2015.  Certificates of deposit due within one year of September 30, 2015 totaled $52.3 million, or 14.6%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $20.8 million.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of September 30, 2015, based upon competitive interest rates and other factors.

The Corporation’s primary investing activity is originating and purchasing loans.  During the nine months ended September 30, 2015 and for the year ended December 31, 2014, loan originations and purchases, net of principal repayments totaled $66.7 million, and $57.3 million, respectively. During the nine months ended September 30, 2015, the Corporation received proceeds from the sale of SBA loans of $4.6 million.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank of Boston (FHLB) advances, IPO proceeds and stock repurchases.  We experienced a net increase in deposits of $14.6 million and $13.6 million for the nine months ended September 30, 2015 and for the year ended December 31, 2014, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. FHLB net borrowings totaled $46.7 million during the nine months ended September 30, 2015 as compared to net borrowings of $19.8 million for the year ended December 31, 2014.  Stock subscriptions of $43.4 million were converted into stockholders’ equity of $46.3 million upon the close of the IPO in January 2014.  The ESOP purchased $4.0 million of stock during the year ended December 31, 2014. The Corporation repurchased $902,000 of its common stock as part of a previously announced 5% stock repurchase program during the nine months ended September 30, 2015.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Federal Home Loan Bank of Boston advances were $94.5 million and $47.8 million at September 30, 2015 and December 31, 2014, respectively.  At September 30, 2015, we had the ability to borrow up to an additional $53.3 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At September 30, 2015, the Bank had the capacity to borrow up to $15.5 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations.  As of September 30, 2015, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized,” the Bank must maintain minimum Total Capital, Tier 1 and Common Equity Tier 1 Capital ratios of 10%, 8% and 6.5% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of September 30, 2015 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$54,452	14.19%	$30,699	8.00%	$38,374	10.00%
Tier 1 Capital (to risk weighted assets)	$52,372	13.65%	$23,024	6.00%	$30,699	8.00%
Common Equity Tier 1(to risk weighted assets	$52,372	13.65%	$17,268	4.50%	$24,943	6.50%
Tier 1 leverage Capital (to average assets)	$52,372	10.46%	$20,029	4.00%	$25,036	5.00%

On April 9, 2015, the Board of Governors of the Federal Reserve System issued the Final Rule to implement Public Law 113-250 enacted on December 18, 2014 that updates the Small Bank Holding Company Policy Statement (“Policy Statement”), which became effective in May 2015.  Pursuant to the Policy Statement, capital rules and reporting requirements will not apply to the small bank holding companies (defined as less than $1.0 billion in assets) which meet the following criteria: (1) not engaged in significant non-bank activities; (2) no significant off-balance sheet activities conducted through a non-bank subsidiary, and (3) no material amount of SEC registered debt or equity securities outstanding (other than trust preferred).  The Bank will still be subject to the capital rules and reporting requirements, though the holding company will be exempt.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended September 30, 2015) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At September 30, 2015 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

a)                                     Unregistered Sales of Equity Securities.  None

b)                                     Use of Proceeds.  None

c)                                      Repurchase of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company during the three months ended September 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 — July 31, 2015	4,700	$11.43	4,700	195,159
August 1 — August 31, 2015	10,500	$11.35	10,500	184,659
September 1 — September 30, 2015	17,600	$11.24	17,600	167,059
Total	32,800	$11.30	32,800	167,059

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

101

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Net Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015, (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: November 5, 2015
	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)