Form 10-K
period 2015-12-31
Coastway Bancorp, Inc.
filed 2016-03-15
CIK 1585023

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

United States
SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2015
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $48.4 million.

         As of March 1, 2016, there were issued and outstanding 4,799,179 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for the Registrant's Annual Meeting of Stockholders (Part III).

PART I

Item 1.    Business

EXPLANATORY NOTE

        Coastway Bancorp, Inc., a Maryland corporation (the "Company"), was formed to serve as the stock holding company for Coastway Community Bank (the "Bank") as part of its conversion from the mutual to the stock form of ownership. Prior to January 14, 2014, the Bank was 100% owned by Coastway Bancorp, LLC (the "LLC") and the LLC was 100% owned by Coastway Bancorp, MHC (the "MHC"). Accordingly, financial and other information of the MHC, the Company's predecessor is included in this annual report for 2013. The MHC was formed in February, 2013. For periods prior to 2013, the financial and other information of the Bank is included in this annual report.

Forward Looking Statements

        This annual report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses and/or reduce valuations of foreclosed properties and real estate held for sale; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the "FASB") or the Public Company Accounting Oversight Board ("PCAOB") could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in "Risk Factors" contained in Item 1A could be realized, which could have a material adverse effect on the Company's business, financial condition and results of operation. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Coastway Bancorp, Inc.

        Coastway Bancorp, Inc. is a Maryland corporation and owns 100% of the common stock of Coastway Community Bank. On January 14, 2014, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of Coastway Bancorp, MHC, selling 4,827,125 shares of common stock at $10.00 per share (contributing $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II) and raising $48.3 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank. At December 31, 2015, Coastway Bancorp, Inc. had total consolidated assets of $565.1 million, total consolidated deposits of $373.5 million, and total consolidated stockholders' equity of $70.9 million. Our executive offices are located at One Coastway Blvd, Warwick, Rhode Island 02886. Our telephone number at this address is (401) 330-1600.

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

        Unemployment has stabilized in Rhode Island with unemployment rates of 5.1% for the entire state, 5.3% for Providence County and 4.5% for Kent County as compared to the national rate of 5.0% as of December 2015. The median household income for 2009-2013 in Rhode Island was $56,000, in Providence County it was $49,000 and in Kent County it was $62,000, as compared to the national median of $53,000. The percentage of households with incomes of greater than $100,000 for 2012 was 22.5% in Rhode Island as compared to 20.3% for the United States.

        According to the latest U.S. Census estimates, Rhode Island reported a population of 1.1 million as of 2014, while the Providence metropolitan statistical area (which includes contiguous portions of Massachusetts and Connecticut), contained a total population of 1.6 million. Rhode Island recorded a 0.2% increase in population from April 1, 2010 to July 1, 2014, and the Providence metropolitan statistical area also recorded a 0.2% increase in population. Providence County, the location of seven of our branch offices, had a population of 632,000 as of 2014 and recorded an increase in population of 0.8% from April 1, 2010 to July 1, 2014. Kent County, the location of two of our branch offices, reported a population of 165,000 as of 2014 and recorded a slight population decrease of 0.6% over the same time period. The United States as a whole recorded an increase of 3.3% in total population from April 1, 2010 to July 1, 2013.

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

        As of June 30, 2015 (the latest date for which information is available), our market share was 1.32%, with 1.02% of total deposits in Providence County, Rhode Island and 5.72% in Kent County, Rhode Island respectively, making us the 8th largest out of 18 financial institutions in Providence County and the 7th largest out of 12 financial institutions in Kent County. We have been one of the top three SBA lenders in the State of Rhode Island in terms of dollars lent and number of loans originated for the last eight years.

Lending Activities

        Our principal lending activity is originating one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, SBA loans and, to a lesser extent, commercial business loans, commercial construction loans and consumer loans. We also sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining jumbo fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to re-pricing of our loan portfolio. During 2015, we purchased individual loans totaling $56.7 million at a cost of $57.4 million of one- to four-family residential real estate loans from third party originators, which the Bank underwrote in accordance with the Bank's lending policy prior to purchase. In recent years, we have increased and, subject to market conditions and our asset-liability analysis, expect to continue to increase commercial real estate and commercial business lending, Depending on market conditions, we may also sell the guaranteed portions of SBA loans that we originate. We sold $4.2 million of SBA loans for a gain on sale of $328,000 in 2015.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $19.0 million, $11.0 million, $8.6 million, $13.6 million, and $14.5 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

	At December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$208,777	44.84%	$134,084	34.99%	$98,180	29.92%
Home equity loans & lines of credit	76,881	16.51	79,771	20.82	83,334	25.39
Commercial real estate loans	125,782	27.02	108,025	28.19	91,609	27.91
Commercial business loans	8,918	1.92	7,698	2.01	8,301	2.53
SBA loans	39,217	8.42	44,032	11.49	38,004	11.58
Commercial construction loans	4,729	1.02	8,181	2.14	7,099	2.16
Consumer loans	1,252	0.27	1,372	0.36	1,672	0.51

Total loans	465,556	100.00%	383,163	100.00%	328,199	100.00%

Other items:
Net deferred loan costs	3,661		2,688		2,033
Allowance for loan losses	(2,194)		(1,942)		(1,656)

Total loans, net	$467,023		$383,909		$328,576

	At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$78,633	26.50%	$73,335	27.19%
Home equity loans and lines of credit	83,154	28.03	80,267	29.76
Commercial real estate loans	81,754	27.56	67,044	24.85
Commercial business loans	7,899	2.66	4,146	1.54
SBA loans	39,628	13.36	41,385	15.34
Commercial construction loans	3,302	1.11	—	—
Consumer loans	2,320	0.78	3,573	1.32

Total loans	296,690	100.00%	269,750	100.00%

Other items:
Net deferred loan costs	1,878		1,252
Allowance for loan losses	(1,569)		(1,424)

Total loans, net	$296,999		$269,578

        Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, scheduled principal amortization and weighted average rates do not reflect scheduled re-pricings.

	One- to Four-Family		Home Equity Loans and Lines of Credit		Commercial Real Estate		Commercial Business
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2016	$—	—%	$2,739	4.13%	$11,364	4.34%	$2,797	4.14%
2017	3	2.75	3,817	4.03	2,204	5.18	235	5.16
2018	334	5.27	7,503	3.52	1,261	4.80	629	4.98
2019 to 2020	80	4.97	16,328	3.71	11,511	4.72	653	4.42
2021 to 2025	1,245	4.81	45,670	3.38	67,342	4.58	3,153	3.79
2026 to 2030	6,930	3.74	780	4.99	16,697	4.21	109	5.10
2031 and beyond	200,185	4.15	44	5.36	15,403	4.56	1,342	4.31

Total	$208,777	4.15%	$76,881	3.54%	$125,782	4.53%	$8,918	4.16%

	SBA		Commercial Construction		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2016	$4,640	5.36%	$4,729	4.22%	$716	6.86%	$26,985	4.52%
2017	962	5.14			216	5.93	7,437	4.61
2018	738	4.90	—	—	66	9.81	10,531	3.95
2019 to 2020	3,020	5.20	—	—	162	6.56	31,754	4.25
2021 to 2025	9,254	5.11	—	—	70	8.61	126,734	4.17
2026 to 2030	7,044	5.07	—	—	22	2.01	31,582	4.32
2031 and beyond	13,559	4.97	—	—	—	—	230,533	4.23

Total	$39,217	5.09%	$4,729	4.22%	$1,252	6.83%	$465,556	4.24%

        The following table sets forth our fixed- and adjustable-rate loans at December 31, 2015 that are due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate mortgage loans:
One- to four-family	$179,457	$29,320	$208,777
Home equity loans and lines of credit	13,190	60,952	74,142
Commercial real estate loans	19,256	95,162	114,418
Commercial business loans	3,748	2,373	6,121
SBA loans	2,303	32,274	34,577
Commercial construction loans	—	—	—
Consumer loans	536	—	536

Total loans	$218,490	$220,081	$438,571

        One- to Four-Family Residential Real Estate Lending.    At December 31, 2015, we had $208.8 million of loans secured by one- to four-family residential real estate, representing 44.8% of our total loan portfolio. In addition, at December 31, 2015, we had $19.0 million of residential mortgages held for sale. We primarily originate fixed-rate one- to four-family residential real estate loans, but depending on market conditions and borrower preferences, we also offer adjustable-rate loans. At December 31, 2015, 84.9% of our one- to four-family residential real estate loans were fixed-rate loans, and 15.1% of such loans were adjustable-rate loans. At December 31, 2015 and 2014, $64.1 million and $11.9 million of one- to four-family residential real estate loans were purchased from third parties, respectively, which are located in New England, primarily in Massachusetts.

        Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae, Freddie Mac, FHA or Rhode Island Housing guidelines and when the loan balance meets such guidelines, we refer to loans that conform to such guidelines as "conforming loans." We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2015 was generally $417,000 for single-family homes in our market area. We typically sell servicing-released the majority of our fixed-rate conforming loans. During the years ended December 31, 2015 and 2014, we sold $166.1 million and $134.9 million, respectively, of one-to four-family residential real estate loans held for sale. We also originate loans above the lending limit for conforming loans, which are referred to as "jumbo loans" that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 95%. At December 31, 2015, we had $145.4 million in jumbo loans, which represented 69.7% of our one- to four-family residential real estate loans, of which $57.9 million of individual residential one-to four-family real estate loans were purchased from third party originators, secured by real estate in New England. Our average loan size for jumbo loans was $614,000 at December 31, 2015. We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Virtually all of our one- to four-family originated residential real estate loans are secured by properties located in our market area.

        We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 95%.

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

        We offer on a limited basis one- to four-family residential real estate loans secured by non-owner occupied properties, which are generally originated for sale.

        From 2000 until early 2006, we originated loans to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower's income source is not subject to verification through the application process. At December 31, 2015, we had $2.4 million in stated income loans, or 1.2% of our one- to four-family residential real estate loan portfolio, of which $257,000 was non-performing loans and $563,000 was an accruing troubled debt restructured loan. We have no intention of originating stated income loans again in the future. Approximately 44.8% of the $2.4 million in stated income loans were made to borrowers who had existing commercial relationships and financial information on file with us.

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

        Commercial Real Estate Lending.    Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans, with a target loan size of $250,000 to $5.0 million. At December 31, 2015, we had $125.8 million in commercial real estate loans, representing 27.0% of our total loan portfolio.

        Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 20 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate. Our adjustable-rate commercial real estate loans are generally tied to a margin above the five year Federal Home Loan Bank of Boston rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% (80% for multi-family) of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate a limited number of multi-family loans generally secured by apartment buildings. At December 31, 2015, we had $44.0 million of non-owner occupied commercial real estate loans, with an average loan size of $478,000.

        Coastway Community Bank is also qualified to make SBA loans. Loans are originated generally under the 7(a) and 504 programs. (See "—SBA Loans" below for a discussion of the 7(a) program.) The SBA 504 program is an economic development program which finances the expansion of small businesses. We generally originate SBA 504 loans for commercial real estate in which we generally provide 50% of the projected costs on a long-term basis (initially up to 90% may be provided, pending repayment from SBA-backed debentures), secured by a first lien on the real property as collateral. At December 31, 2015, we had $24.4 million in SBA 504 loans, or 19.4% of our commercial real estate loans.

        At December 31, 2015, the average loan size of our outstanding commercial real estate loans was $411,000, and the largest of such loans was a $4.8 million loan which is primarily secured by a retail shopping plaza and land in Kingstown, Rhode Island and is non-owner occupied. This loan was performing in accordance with its original terms at December 31, 2015.

        We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.20x. The collateral securing commercial real estate loans of $250,000 or more are appraised by outside independent appraisers.

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

        Home Equity Loans and Lines of Credit.    In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower's primary or secondary residence. At December 31, 2015, we had $76.9 million, or 16.5% of our total loan portfolio in home equity loans and lines of credit. Home equity lines of credit totaled $63.6 million at December 31, 2015. At that date we also had $52.8 million of unused commitments related to home equity lines of credit.

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

        Home equity loans and lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At December 31, 2015, $42.4 million of our home equity loans and lines of credit were in a junior lien position, with an average loan size of $39,000. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

        SBA Loans.    We also offer commercial business and commercial real estate loans utilizing the SBA's 7(a) Program. At December 31, 2015, we had $39.2 million of SBA loans, representing 8.4% of our total loan portfolio. Under this SBA program, we generally originate and fund loans that currently qualify for guarantees on up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities. We are a preferred lending provider and accordingly can determine SBA eligibility for a loan without prior SBA approval. We do not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards. SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond our normal underwriting criteria. During the years ended December 31, 2015, 2014 and 2013, we originated $6.7 million, $12.9 million and $5.8 million, respectively of loans under the 7(a) program. In addition, the guaranteed portion of the credit can be sold in the secondary market, generating significant fee income opportunities. During the years ended December 31, 2015 and 2013, we sold $4.2 million and $2.5 million of loans under the 7(a) program, generating gains on sale of $328,000 and $159,000, respectively. We did not sell any SBA loans during 2014. Our largest SBA loan at December 31, 2015 had a balance of $4.7 million, is secured by a hotel in Danvers, Massachusetts and has a 32% guarantee by the SBA for $1.5 million. The loan is performing in accordance with its terms at December 31, 2015.

        Commercial Business Lending.    At December 31, 2015, we had $8.9 million of commercial business loans and lines of credit, representing 1.9% of our total loan portfolio. We originate commercial business loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial business loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $5.0 million. Our commercial business lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the comparable term Federal Home Loan Bank of Boston rate. We generally obtain personal guarantees with commercial business loans.

        At December 31, 2015, the average loan size of our outstanding commercial business loans and lines of credit was $98,000, and the largest outstanding commercial loan balance was a $2.4 million loan secured by business assets of an educational facility. This loan was performing in accordance with its original terms at December 31, 2015. At December 31, 2015, commercial business loans also include two loans to one borrower with an outstanding balance of $1.3 million, with $5.9 million in unused commitments which are performing in accordance with their original terms at December 31, 2015.

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

        Commercial Construction Loans.    At December 31, 2015, we had $4.7 million, or 1.0% of our total loan portfolio, in commercial construction loans. Our commercial construction loans generally have initial terms of up to 12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial construction loans have rates and terms comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is generally 80% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements, and ranges from 50% to 80% depending on the collateral and the purpose of the improvements upon completion of construction. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans. Before making a commitment to fund a construction loan, Coastway Community Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Coastway Community Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. At December 31, 2015, the unadvanced portion of total construction loans totaled $7.2 million. At December 31, 2015, our largest construction loan relationship had a balance of $1.4 million to purchase and renovate a 102 room hotel in Manchester, New Hampshire, which was performing in accordance with its original terms.

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

        Consumer Lending.    To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2015, our consumer loan portfolio totaled $1.3 million, or 0.3% of our total loan portfolio. At this date, $172,000 of our consumer loans were unsecured.

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

        Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis a majority of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. In addition, based upon market conditions, we may sell the guaranteed portion of the SBA 7(a) loans in the secondary market. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sold $4.2 million in SBA loans for the year ended December 31, 2015. We did not sell any SBA loans during 2014. For the years ended December 31, 2015 and 2014, we sold $166.1 million and $134.9 million of residential one- to four-family real estate loans, respectively.

        From time to time, we may purchase loan participations secured by properties and/or assets within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31,

2015, we had eight loans totaling $12.0 million in which we were not the lead lender and which are performing in accordance with their original terms. We also have participated out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

        We purchased $56.7 million and $11.9 million of individual one- to four-family residential loans from third party originators at a purchase price of $57.4 million and $12.1 million during the years ended December 31, 2015 and 2014, respectively.

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

Delinquencies and Non-Performing Assets

        Delinquency Procedures.    When a borrower fails to make a required monthly payment on a residential real estate loan, we attempt to contact the borrower to determine the reason for nonpayment and to discuss future payments. Our policies provide that a late notice be sent when a loan is 31 days past due. Once the loan is 45 days past due, a Notice of Default and Mortgagee's Right to Foreclosure is sent to the borrower explaining that Coastway Community Bank will initiate foreclosure proceedings on the loan in 45 days or take any legal action necessary to satisfy the obligation if payment is not received. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs. Loan modifications are evaluated to determine if they should be classified as troubled debt restructurings if concessions are granted due to borrower financial difficulty. We attempt to work with borrowers to establish a repayment schedule that will cure the delinquency.

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

        When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Any gains on transfer to foreclosed real estate at fair value are first recorded as a recovery of previous charge-offs and any remaining amount would be recorded in income. Estimated fair value is based on a new appraisal which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

        Delinquent Loans.    The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30 - 59 Days		60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015:
Residential real estate mortgage loans:
One- to four-family	2	$1,156	3	$642	3	$370	8	$2,168
Home equity loans and lines of credit	11	1,250	3	239	1	30	15	1,519
Commercial real estate loans	—	—	—	—	2	239	2	239
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	—	—	—	—	2	467	2	467
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	5	123	—	—	—	—	5	123

Total	18	$2,529	6	$881	8	$1,106	32	$4,516

At December 31, 2014:
Residential real estate mortgage loans:
One- to four-family	—	$—	3	$580	9	$2,438	12	$3,018
Home equity loans and lines of credit	7	301	3	8	4	153	14	462
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	1	84	—	—	1	84
SBA loans	—	—	1	20	6	189	7	209
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	1	8	—	—	1	8

Total	7	$301	9	$700	19	$2,780	35	$3,781

At December 31, 2013:
Residential real estate mortgage loans:
One- to four-family	4	$925	6	$1,573	6	$1,035	16	$3,533
Home equity loans and lines of credit	7	294	—	—	4	53	11	347
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	5	1,131	2	81	8	977	15	2,189
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	2	19	—	—	—	—	2	19

Total	18	$2,369	8	$1,654	18	$2,065	44	$6,088

At December 31, 2012:
Residential real estate mortgage loans:
One- to four-family	11	$1,721	3	$717	7	$2,652	21	$5,090
Home equity loans and lines of credit	3	25	4	83	6	640	13	748
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	3	361	—	—	8	494	11	855
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	5	42	—	—	—	—	5	42

Total	22	$2,149	7	$800	21	$3,786	50	$6,735

At December 31, 2011:
Residential real estate mortgage loans:
One- to four-family	7	$2,208	1	$247	4	$659	12	$3,114
Home equity loans and lines of credit	9	417	6	463	4	243	19	1,123
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	9	1,187	1	250	5	609	15	2,046
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	7	46	—	—	3	58	10	104

Total	32	$3,858	8	$960	16	$1,569	56	$6,387

        Non-Performing Loans.    We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status after becoming 90 days or more past due if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal or interest and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

        Non-performing loans, decreased $2.2 million to $4.2 million, and improved to 0.91% of total loans, at December 31, 2015 from $6.4 million, or 1.68% of total loans, at December 31, 2014. The decrease in non-performing loans was due to a $2.8 million decrease in non-performing one- to four-family residential real estate loans, partially offset by an increase of $239,000 in two non-performing commercial real estate loans, and a $323,000 increase in non-performing SBA loans. The improvement in the non-performing loan to total loan ratio was principally due to a combination of loan growth in 2015, transfers to foreclosed real estate and improved payment performance. Non-performing loans decreased to $6.4 million, or 1.68% of total loans, at December 31, 2014 from $6.5 million, or 1.97% of total loans, at December 31, 2013 due to decreases in SBA non-performing loans of $1.3 million during 2014, primarily offset by a $1.1 million increase in non-performing one- to four-family residential real estate loans and an increase in non-performing home equity loans and lines of credit of $211,000.

        Non-performing one- to four-family residential real estate loans totaled $3.1 million at December 31, 2015 and consisted of 12 loans of which the largest was $585,000. Non-performing SBA loans totaled $467,000 at December 31, 2015, of which $427,000 was guaranteed by the SBA.

        Troubled Debt Restructurings.    Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans were one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2015.

        Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2015, we had $3.1 million in non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable payment performance under the terms of the restructuring and continued payment is reasonably assured. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2015 and 2014, we had $3.5 million and $2.9 million in accruing troubled debt restructurings, respectively. The $615,000 increase in accruing TDRs during 2015 was primarily due to one residential one- to four-family loan with a balance of $563,000 which had been modified and on non-accrual status was brought current and performed over six months, and returned to an accruing loan. As of December 31, 2015, seven loans totaling $1.0 million that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

        Nonperforming Assets.    The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. For the dates presented, there were no loans delinquent 90 days or more and still accruing.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate mortgage loans:
One- to four-family	$193	$1,642	$1,913	$2,305	$1,734
Home equity loans and lines of credit	329	277	134	779	555
Commercial real estate loans	130	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	467	144	868	569	1,149
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	3	—	58

Total nonaccrual loans	1,119	2,063	2,918	3,653	3,496
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
One- to four-family	2,875	4,229	2,877	3,468	2,077
Home equity loans and lines of credit	137	92	24	25	180
Commercial real estate loans	109	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	—	60	640	502	906
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	—	13	—

Total non-accruing troubled debt restructured loans	3,121	4,381	3,541	4,008	3,163

Total nonperforming loans	4,240	6,444	6,459	7,661	6,659

Foreclosed real estate:
One- to four-family	463	1,035	1,580	2,502	1,870
Home equity loans and lines of credit	—	—	—	92	—
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	247	250	—	—	—
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total foreclosed real estate	710	1,285	1,580	2,594	1,870

Total nonperforming assets	$4,950	$7,729	$8,039	$10,255	$8,529

Total accruing troubled debt restructured loans	$3,465	$2,850	$3,112	$2,177	$2,773

Ratios:
Nonperforming loans to total loans	0.91%	1.68%	1.97%	2.58%	2.47%
Nonperforming assets to total assets	0.88%	1.66%	1.86%	2.89%	2.64%

        In addition to the non-performing assets above, the Bank also has two properties classified as real estate held for sale with a carrying value of $3.3 million and $3.8 million at December 31, 2015 and 2014, respectively, both of which are under Purchase & Sale Agreements at December 31, 2015. The sale of the two real estate held for sale properties closed during the first quarter of 2016. Real estate held for sale totaled $3.5 million at December 31, 2013. For the years ended December 31, 2015 and

2014, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $190,000 and $249,000, respectively. The amount that was included in interest income on such loans totaled $123,000 and $226,000 for the years ended December 31, 2015 and 2014, respectively.

        Foreclosed Real Estate.    Foreclosed real estate consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the year ended December 31, 2015, three loans totaling $725,000 secured by residential one- to four-family real estate were transferred into foreclosed real estate and one SBA loan totaling $74,000 was transferred into foreclosed real estate. During the year ended December 31, 2014, three loans totaling $894,000 secured by residential one- to four-family real estate and one loan totaling $70,000 secured by commercial real estate were transferred into foreclosed real estate. We had $710,000 in foreclosed real estate at December 31, 2015, consisting of two residential properties, one of which had been part of the collateral for an SBA loan.

        Other Loans of Concern.    There were no other loans at December 31, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable losses. General allowances represent loss allowances which have been established to cover probable losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

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

        In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the "watch list" initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to "special mention," "substandard," "doubtful" or "loss" depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified "substandard." Management reviews the status of each impaired loan on our watch list on a quarterly basis. Management evaluates classified assets that are not impaired as a component of its general allowance to cover estimated probable losses.

        On the basis of this review of our loans, we had classified or held as special mention the following loans as of the dates indicated:

	At December 31,
	2015	2014	2013
	(In thousands)
Special mention	$1,325	$2,151	$1,007
Substandard	3,664	4,046	5,203
Doubtful	—	—	159
Loss	—	—	—

Total classified and special mention loans	$4,989	$6,197	$6,369

        Classified and special mention loans at December 31, 2015 decreased $1.2 million from December 31, 2014. The improvement was largely due to a decrease of $858,000 in classified and special mention SBA loans. Classified and special mention loans at December 31, 2014 decreased $172,000 from December 31, 2013. At December 31, 2015 and 2014, substandard loans included $3.2 million and $2.7 million of SBA loans, of which $2.4 million and $1.9 million, respectively, was guaranteed by the SBA. At December 31, 2013, there was one SBA loan included in the doubtful rated category, of which $150,000 was guaranteed by the SBA.

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

        Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio, including loss history, as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation. Our historical loss experience on one- to four-family residential real estate loans has improved since 2011 as the local economy and local real estate market has stabilized or slightly improved, resulting in a decrease in our residential allowance general reserve percentage from 2011. The residential allowance increased during 2013 - 2015 principally due to loan growth.

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

        Specific Allowances for Identified Problem Loans.    We evaluate the need for a specific allowance when loans are determined to be impaired. Specific reserves are measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer's personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower's effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

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

        Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$1,942	$1,656	$1,569	$1,424	$1,636

Charge-offs:
Residential real estate mortgage loans:
One- to four-family	(139)	(112)	(94)	(154)	(829)
Home equity loans and lines of credit	(128)	(129)	(424)	(707)	(446)
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	(32)
SBA loans	(27)	(34)	(33)	(117)	(112)
Commercial construction loans	—	—	—	—	—
Consumer loans	(6)	(3)	(15)	(58)	(40)

Total charge-offs	(300)	(278)	(566)	(1,036)	(1,459)
Recoveries:
Residential real estate mortgage loans:
One- to four-family	11	82	15	9	9
Home equity loans and lines of credit	16	24	12	8	7
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	16	5	43	39	38
Commercial construction loans	—	—	—	—	—
Consumer loans	13	21	16	16	36

Total recoveries	56	132	86	72	90
Net (charge-offs) recoveries	(244)	(146)	(480)	(964)	(1,369)
Provision for loan losses	496	432	567	1,109	1,157

Balance at end of year	$2,194	$1,942	$1,656	$1,569	$1,424

Ratios:
Net charge-offs to average loans outstanding	0.06%	0.04%	0.15%	0.35%	0.51%
Allowance for loan losses to nonperforming loans at end of year	51.75%	30.14%	25.64%	20.48%	21.38%
Allowance for loan losses to total loans at end of year	0.47%	0.51%	0.50%	0.53%	0.53%

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

	At December 31,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$863	44.84%	$654	34.99%
Home equity loans and lines of credit	525	16.51	584	20.82
Commercial real estate loans	503	27.02	400	28.19
Commercial business loans	39	1.92	28	2.01
SBA loans	234	8.42	236	11.49
Commercial construction loans	21	1.02	30	2.14
Consumer loans	9	0.27	10	0.36

Total allowance	$2,194	100.00%	$1,942	100.00%

	At December 31,
	2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$462	29.92%	$393	26.50%
Home equity loans and lines of credit	605	25.39	674	28.03
Commercial real estate loans	321	27.91	261	27.56
Commercial business loans	29	2.53	25	2.66
SBA loans	197	11.58	185	13.36
Commercial construction loans	24	2.16	11	1.11
Consumer loans	18	0.51	20	0.78

Total allowance	$1,656	100.00%	$1,569	100.00%

	At December 31, 2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$531	27.19%
Home equity loans and lines of credit	501	29.76
Commercial real estate loans	214	24.85
Commercial business loans	13	1.54
SBA loans	149	15.34
Commercial construction loans	1	—
Consumer loans	15	1.32

Total allowance	$1,424	100.00%

        At December 31, 2015 and 2014, our allowance for loan losses represented 0.47% and 0.51% of total loans and 51.75% and 30.14% of non-performing loans. At December 31, 2013, our allowance for loan losses represented 0.50% of total loans and 25.64% of non-performing loans, and at December 31, 2012, our allowance for loan losses represented 0.53% of total loans and 20.48% of non-performing loans. There were $244,000, $146,000, $480,000 and $1.0 million in net loan charge-offs during the years ended December 31, 2015, 2014, 2013 and 2012, respectively.

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

        At December 31, 2015 and 2014, we invested certain net proceeds from the stock conversion in bank money market accounts, interest-earning checking accounts, and certificates of deposit. At December 31, 2013, 2012 and 2011, we had no investment securities other than our required investment in Federal Home Loan Bank of Boston stock. We may possibly invest in other investments permitted by our investment policy in the future.

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

        Deposits.    Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing demand accounts, money market accounts, savings accounts, club accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2015, our core deposits, which are deposits other than certificates of deposit, were $264.5 million, representing 70.8% of total deposits.

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

        The following tables set forth the distribution of total deposit accounts, by account type, at or for the dates indicated.

	At or For the Year Ended December 31,
	2015				2014
	Average Balance	Balance	Percent of Balance	Weighted Average Rate	Average Balance	Balance	Percent of Balance	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposit accounts	$81,364	$95,960	25.69%	—%	$68,455	$73,503	21.40%	—%
Money market accounts	67,485	69,036	18.48	0.42	62,910	64,117	18.66	0.42
Savings accounts and interest-bearing checking	93,098	98,133	26.28	0.09	84,789	86,529	25.19	0.10
Club accounts	1,538	1,352	0.36	0.10	1,445	1,189	0.34	0.15

Total transaction accounts	243,485	264,481	70.81	0.14	217,599	225,338	65.59	0.18
Certificates of deposit	113,204	109,038	29.19	1.41	122,111	118,206	34.41	1.68

Total deposits	$356,689	$373,519	100.00%	0.51	$339,710	$343,544	100.00%	0.75

	At or For the Year Ended December 31, 2013
	Average Balance	Balance	Percent of Balance	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposit accounts(1)	$62,154	$63,751	19.32%	—%
Money market accounts	55,528	59,210	17.95	0.42
Savings accounts and interest-bearing checking	80,646	79,931	24.23	0.15
Club accounts	1,462	1,614	0.49	0.15

Total transaction accounts	199,790	204,506	61.99	0.18
Certificates of deposit	123,088	125,410	38.01	1.68

Total deposits(1)	$322,878	$329,916	100.00%	0.75

(1)
Excludes stock subscriptions payable of $43.4 million at December 31, 2013.

        The following table sets forth the amount and maturities of certificates of deposit.

	At December 31, 2015
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 0.50%	$25,142	$2,857	$33	$—	$28,032	25.71%
0.51% - 1.00%	7,508	3,684	5,790	125	17,107	15.69
1.01% - 2.00%	1,429	13,664	11,713	8,429	35,235	32.31
2.01% - 3.00%	17,490	143	598	10,433	28,664	26.29

Total	$51,569	$20,348	$18,134	$18,987	$109,038	100.00%

        As of December 31, 2015, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $44.4 million. The following table sets forth the maturity of these certificates as of December 31, 2015.

At December 31, 2015
(In thousands)
Three months or less	$5,636
Over three months through six months	5,162
Over six months through one year	6,695
Over one year	26,945

Total	$44,438

        The following table sets forth the certificates of deposit in Coastway Community Bank classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014	2013
	(In thousands)
Interest Rate:
Less than 0.50%	$28,032	$28,151	$18,707
0.51% - 1.00%	17,107	17,362	29,655
1.01% - 2.00%	35,235	35,552	34,878
2.01% - 3.00%	28,664	29,303	31,450
3.01% - 4.00%	—	7,838	10,720

Total	$109,038	$118,206	$125,410

        Borrowed Funds.    We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our capital stock in the Federal Home Loan Bank of Boston and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to re-pricing than our deposits, they can change our interest rate risk profile. At December 31, 2015, we had $115.5 million in advances from the Federal Home Loan Bank of Boston. Borrowed funds at December 31, 2015 were comprised of $115.5 million in short-term advances at a weighted average rate of 0.44%. At December 31, 2015, based on available collateral and our ownership of Federal Home Loan Bank of Boston stock, we had access to additional Federal Home Loan Bank of Boston advances of up to $48.5 million.

        The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the years indicated.

	At or For the Years ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Federal Home Loan Bank of Boston Advances:
Balance at end of year	$115,500	$47,800	$28,000
Average balance during year	68,472	17,109	15,202
Maximum outstanding at any month end	115,500	47,800	28,000
Weighted average interest rate at end of year	0.44%	0.34%	0.54%
Average interest rate during year	0.28%	0.56%	0.86%

Subsidiary and Other Activities

        Following completion of the conversion, Coastway Community Bank became the wholly owned subsidiary of Coastway Bancorp, Inc. Coastway Community Bank has no subsidiaries. Coastway Community Bank offers various lines of insurance, including commercial, property and casualty through a joint venture with an insurance agency.

Personnel

        As of December 31, 2015, we had 135 employees, of which 133 were full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

The Dodd-Frank Act

        The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Coastway Community Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower's ability to repay a residential mortgage loan. The final "Ability to Repay" rules, which were effective beginning January 2014, established a "qualified mortgage" safe harbor for loans whose terms and features are deemed to make the loan less risky. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications. These new loan forms may have the effect of lengthening the time it takes to approve mortgage loans in the short term following implementation of the rule.

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

Federal Regulations

        Capital Requirements.    Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier l capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

        For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings. Tier l capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions such as Coastway Community Bank, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

        In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

        In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

        In assessing an institution's capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

        At December 31, 2015, Coastway Community Bank was classified as well-capitalized.

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

        The applicable FDIC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

        The FDIC issued a final rule that redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments are based on an institution's average consolidated total assets minus average tangible equity instead of total deposits. The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 0.60 of a basis point of total average assets less average tangible capital.

        The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

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

        Community Reinvestment Act.    Under the Community Reinvestment Act ("CRA"), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Coastway Community Bank's latest FDIC CRA rating, dated 2014, was "satisfactory."

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

        Federal Home Loan Bank System.    Coastway Community Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Coastway Community Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2015, Coastway Community Bank was in compliance with this requirement.

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

        In December 2014, legislation was passed by Congress that required the Federal Reserve to revise its "Small Bank Holding Company Policy Statement" to exempt bank and savings and loan holding companies of less than $1.0 billion of consolidated assets from the consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. The Federal Reserve maintains authority to apply the consolidated capital requirements to any bank of savings and loan holding company as warranted for supervisory purposes. On April 9, 2015, the Board of Governors of the Federal Reserve System issued the Final Rule to implement Public Law 113-250 enacted on December 18, 2014 that updates the Small Bank Holding Company Policy Statement ("Policy Statement"), which became effective in May 2015. Pursuant to the Policy Statement, capital rules and reporting requirements will not apply to the small bank holding companies (defined as less than $1.0 billion in assets) which meet the following criteria: (1) not engaged in significant non-bank activities; (2) no significant off-balance sheet activities conducted through a non-bank subsidiary, and (3) no material amount of SEC registered debt or equity securities outstanding (other than trust preferred). The Bank will still be subject to the capital rules and reporting requirements, though the holding company will be exempt.

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

        As an "emerging growth company," we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2015, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

        Subject to certain conditions set forth in the JOBS Act as an "emerging growth company", we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) hold non-binding stockholder votes regarding annual executive compensation or executive compensation payable in connection with a merger or similar corporate transaction, (iv) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an "emerging growth company," whichever is earlier. However, we will not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as we remain a "smaller reporting company" under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates).

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

        Minimum Tax.    The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as "alternative minimum taxable income." The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2015, Coastway Community Bank had no minimum tax credit carryforward.

        Corporate Dividends.    We may exclude from our income 100% of dividends received from Coastway Community Bank as a member of the same affiliated group of corporations.

        Audit of Tax Returns.    Our federal and state tax returns are not currently under audit, and our federal and state tax returns have not been audited during the past five years. We are no longer subject to examination by federal and state taxing authorities for years prior to the year ended December 31, 2012.

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

        At December 31, 2015, $134.7 million, or 28.9%, of our loan portfolio consisted of commercial real estate and commercial business loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

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

        At December 31, 2015, $342.2 million, or 76.7% of our total loan portfolio, consisted of loans secured by real estate in the state of Rhode Island. We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of further weakness and/or a economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Economic conditions and real estate values within our market area have declined from 2005 levels. The unemployment rate in the State of Rhode Island was 5.1% in December 2015 as compared to the national unemployment rate of 5.0% in December 2015. The median sales price of a single family home in the State of Rhode Island declined 7.1% and 2.6% in 2011 and 2012, respectively, while increasing 7.9% in 2013, 4.9% in 2014 and 4.7% in 2015. From 2005 to December 31, 2015, the median sales price of a single family home in the State of Rhode Island declined by approximately 20.5%.

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

        A significant portion of our one- to four-family residential real estate loans are nonconforming to secondary market requirements, and are therefore not saleable to Fannie Mae, Freddie Mac, Federal Housing Administration ("FHA") or Rhode Island Housing. At December 31, 2015, $145.4 million, or 69.7%, of our one- to four-family residential loan portfolio consisted of loans that were considered nonconforming because they exceeded the maximum balance allowable for sale (generally $417,000 for single-family homes in our market area), or jumbo loans. At December 31, 2015, we had two non-performing jumbo loans totaling $1.2 million. Included in the $145.4 million of jumbo loans are $57.9 million of individual residential one- to four-family real estate loans purchased from third party originators, secured by real estate in New England.

        From 2000 until early 2006, we originated loans to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower's income source is not subject to verification through the application process. At December 31, 2015, we had $2.4 million in stated income loans, or 2.2% of our one- to four-family residential real estate loan portfolio, of which $257,000 were non-performing loans and $563,000 was an accruing troubled debt restructured loan. Approximately 44.8% of the $2.4 million in stated income loans were made to borrowers who had existing commercial relationships and financial information on file with us.

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

        At December 31, 2015, $76.9 million, or 16.5%, of our loan portfolio consisted of home equity loans and lines of credit, of which $42.4 million are in a junior lien position, with an average loan size of $46,000. Economic conditions have resulted in declines in real estate values in our market areas from before the Great Recession. These declines in real estate values could cause some of our home equity loans and lines of credit to be inadequately collateralized, which could expose us to a greater risk of loss if we seek to recover on defaulted loans by foreclosing and selling the real estate collateral, or if another lender has priority over us, and we may be unsuccessful in recovering the remaining balance on defaulted loans after the senior liens are satisfied.

Our operating expenses over the past several years are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

        Since 2012, we have opened two new branch offices and relocated one branch office from a leased property to a bank-owned building with a land lease; and increased our full time equivalent employees ("FTEs") from 125 at June 30, 2012 to 143 at December 31, 2013. This increase in our branch network and full time equivalent employees was part of a strategy to increase our platform to allow for future loan and deposit growth, and improve customer service. Our number of FTEs decreased to 133 at December 31, 2015 as a result of both attrition and involuntary terminations. In 2014, we incurred $103,000 in severance expense related to involuntary termination of certain employees and incurred $141,000 of pension settlement expense. In July of 2013, we implemented a supplemental executive retirement plan for certain executives. In addition, in May 2015, stockholders approved the Coastway Bancorp Equity Incentive Plan which, when implemented will increase our non-interest expense.

        In connection with the completed offering in January 2014, we made a contribution to our new charitable foundation and put in place an employee stock ownership plan, and incurred increased professional and regulatory fees which had the effect of reducing our net income in 2014 and future periods.

        In the second quarter of 2013, we incurred an impairment charge of $482,000 on real estate held for sale. In 2015 and 2014, we incurred impairment charges totaling $581,000 and $1.1 million on real estate held for sale. Appraisals of the underlying properties are critical in determining the valuation of real estate held for sale. The impairment charges in 2015 were based upon the acceptance of offers to sell the real estate properties. Although we utilize the most recent appraisal to assess the valuation of real estate held for sale, a change in appraisal assumptions or entering into a Purchase and Sale Agreement for a property below its carrying value could require additional impairment which could adversely affect earnings. In 2014, we relocated to a new corporate headquarters which increased our occupancy expense. These actions have increased our non-interest expense. Our growth goals may result in increasing levels of non-interest expense.

        Our non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, or our non-interest expense divided by the sum of our net interest income and our non-interest income. For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, our efficiency ratio was 85.25%, 105.56%, 94.61%, 83.01% and 83.52%, respectively. Generally, this means we spent approximately $0.85, $1.06, $0.95, $0.83 and $0.83 during those years to generate $1.00 of income. If we are unable to lower our efficiency ratio by executing our business strategies, our profitability may be adversely affected.

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

        Historically, our interest-earning assets had re-priced more quickly than our interest-bearing liabilities, which made us vulnerable to decreases in interest rates. In 2015, due to the growth in our residential one- to four-family loan portfolio coupled with the $69 million increase in short-term borrowed funds, our interest-bearing liabilities may re-price more quickly than our interest earning assets in the first two years in an increasing interest rate environment, and then revert back to interest-earning assets re-pricing more quickly than our interest bearing liabilities thereafter. For the years ended December 31, 2015 and 2014, our net interest margin was 3.41% and 3.38%, respectively. Our asset/liability management committee utilizes a computer simulation model to provide an analysis of estimated changes in the net present value of equity in various interest rate scenarios. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Conversely, a reduction in interest rates can result in increased prepayments of loans, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans. In addition, we may not be able to lower our cost of funds as quickly as certain loans mature, re-price or are refinanced, which may cause a decline in our net interest margin.

Historically low interest rates may adversely affect our net interest income and profitability.

        In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated have been at lower levels than available prior to 2008. This has been a significant factor affecting our net interest income which while increasing to $15.6 million for the year ended December 31, 2015 from $13.2 million for the year ended December 31, 2014 due to growth in average loans of $69.7 million, had the effect of reducing net interest income by $667,000. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease as long as the low interest rate environment continues. Furthermore, given the growth in our residential one- to four-family loan portfolio coupled with the increase in short-term borrowed funds, our interest-bearing liabilities may re-price more quickly than our interest-earning assets in the first two years in an increasing interest rate environment based on our static computer simulation model, and then revert back to interest-earning assets re-pricing more quickly than our interest-bearing liabilities thereafter. The Federal Reserve Board has indicated its intention to maintain low interest rates for a time with economic conditions evolving in a manner that will warrant only gradual increases in the fed funds rate. Accordingly, our net interest income may decrease, which will have an adverse effect on our profitability.

Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.

        A key component of our strategy is to increase the extent to which we sell in the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we generally originate loans for sale on a "best efforts" basis, and we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase.

        The Bank generally utilizes best efforts forward loan sale commitments and effective September 1, 2015, also utilizes mandatory delivery forward loan sale commitments, and To Be Announced ("TBA") Securities, which are sold from approved counterparties to mitigate the risk of potential changes in the values of derivative loan commitments.

        For TBAs, the Bank sells a security in the open market with a promise to deliver a pool of loans with an aggregate specified principal amount and quality to the investor at a specified point in the future. If the Bank fails to deliver the pool of loans, the Bank will repurchase the security at the market price on the date of repurchase, which could negatively impact our earnings.

        Fair value changes in mortgage banking derivatives and commitments to sell fixed-rate residential mortgages subsequent to inception are estimated using anticipated market prices based on pricing indications provided from syndicate banks and consideration of pull-through and fallout rates derived from the Bank's internal data and adjusted using management judgment. Mortgage banking derivatives include the non-refundable costs of originating the loan based on the Bank's internal cost analysis that is not observable. Fluctuations in interest rates may impact estimated pull-through rates on mortgage originations, which in turn may affect the valuation of forward loan sale commitments, and could negatively affect our earnings.

If our foreclosed real estate or real estate held for sale declines in value, our earnings could be reduced.

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

        We are dependent upon the services of the members of our senior management team who direct our strategy and operations. We have benefited from consistency within our senior management team, with our top six executives averaging over 13 years of service with Coastway Community Bank and more than a combined 209 years of financial institution experience. Members of our senior management team, or lending specialists who possess expertise in our markets and maintain key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

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

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

        In July 2013, the FDIC approved a new rule that substantially amends the regulatory risk-based capital rules applicable to Coastway Community Bank. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

        The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Coastway Community Bank on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

        As a result of the completion of our initial public offering in January, 2014, we became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will continue to require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the 2014 annual report. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management's attention from our operations.

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

We may have insufficient profits to fully deduct our contribution to the charitable foundation, which could reduce our profits.

        We believe that the contribution to the charitable foundation will be deductible for federal income tax purposes. The Internal Revenue Service has granted tax-exempt status to the charitable foundation. The value of the contribution of cash and shares was $1.5 million, which resulted in after-tax expense of approximately $900,000 during the year ended December 31, 2014. Even though the contribution is tax deductible, we may not have sufficient profits to be able to use the deduction fully. Pursuant to the Internal Revenue Code, an entity is permitted to deduct up to 10% of its taxable income (income before income taxes) in any one year for charitable contributions. Any contribution in excess of the 10% limit may be deducted for federal and state income tax purposes over each of the five years following the year in which the charitable contribution is made. Accordingly, a charitable contribution could, if necessary, be deducted over a six-year period. Our pre-tax income over this period may not be sufficient to fully use this deduction. With certain exceptions, Rhode Island tax law follows the federal income tax laws and taxable income is computed in the same manner as taxable income is computed for federal income tax purposes.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        As of December 31, 2015, the net book value of our properties including real estate held for sale was $23.1 million. The net book value of our furniture, fixtures and equipment at December 31, 2015 was $3.0 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Building Square Footage	Net Book Value of Real Property
				(In thousands)
Corporate Headquarters: (including land)
One Coastway Blvd Warwick, RI 02886	Owned	2014	46,000	$8,619
Full Service Branches: (including land)
180 Washington Street Providence, RI 02903	Owned	2011	7,000	3,133
Warwick 2089 Warwick Avenue Warwick, RI 02889	Owned	1954	4,628	376
Women & Infants Hospital(1) 101 Dudley Street Providence, RI 02905	Leased	1986	1,000	89
Lincoln(2) 618 George Washington Highway Lincoln, RI 02865	Owned	2013	3,800	1,375
Cranston East 1155 Reservoir Avenue Cranston, RI 02920	Owned	2000	4,810	663
Cowesett 3830 Post Road Warwick, RI 02886	Owned	2002	2,771	831
East Providence 2830 Pawtucket Avenue East Providence, RI 02915	Owned	2005	3,476	1,055
East Greenwich 5750 Past Road East Greenwich, RI 02818	Owned	2012	3,500	1,936
Cranston West 200 Comstock Parkway Cranston, RI 02920	Owned	2013	3,800	1,700
Real estate held for sale:
One Coastway Plaza Cranston, RI 02910(3)	Owned	2003	22,671	2,265
2285 New London Turnpike Coventry, RI 02816 (land)(3)	Owned	2010	—	1,040

(1)
The lease expires on June 30, 2016. We expect to renew the lease in 2016 for five additional years.

(2)
The Bank owns the branch building and leases the land. The land lease term expires in 2018 and has four renewal options for 5 year periods each.

(3)
The properties were subsequently sold in the first quarter of 2016.

Item 3.    Legal Proceedings

        The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions as of December 31, 2015 is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Our shares of common stock are traded on the NASDAQ Capital Market under the symbol "CWAY". The approximate number of holders of record of Coastway Bancorp, Inc.'s common stock as of March 1, 2016 was 425. Certain shares of Coastway Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Coastway Bancorp, Inc. began trading on the NASDAQ Capital Market on January 15, 2014.

	Price Per Share 2015		Price Per Share 2014
	High	Low	High	Low
Fourth quarter	$14.01	$10.92	$11.89	$10.60
Third quarter	11.66	10.88	11.24	10.52
Second quarter	11.79	10.75	10.95	10.13
First quarter	11.53	10.80	11.05	10.00

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

        At December 31, 2015, the following compensation plan under which equity securities of Coastway Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan is the 2015 Equity Incentive Plan.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	—	—	692,885
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	692,885

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

        The following table provides certain information with regard to shares repurchased by the Company during the three months ended December 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31, 2015	11,500	$11.38	11,500	155,559

November 1 - November 30, 2015	12,100	$11.36	12,100	143,459

December 1 - December 31, 2015	22,900	$12.44	22,900	120,559

Total	46,500	$11.90	46,500	120,559

(1)
The Corporation authorized its first stock repurchase program during the first quarter of 2015. The Corporation's Board of Directors authorized a stock repurchase program to acquire up to 247,459 shares, or 5.0% of the Corporation's then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Corporation.

Item 6.    Selected Financial Data

        The following tables set forth selected consolidated historical financial and other data of Coastway Bancorp, Inc. and subsidiaries at or for the years ended December 31, 2015 and 2014. Selected historical financial and other data at or for the years ended December 31, 2013, 2012, and 2011 are for Coastway Bancorp, MHC or Coastway Community Bank. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2015 and 2014 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Coastway Bancorp, Inc. and subsidiaries beginning at page 68 of this annual report. The information at and for the years ended December 31, 2013, 2012, and 2011 is derived in part from audited financial statements that are not included in this annual report.

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$565,137	$465,826	$432,678	$354,622	$322,967
Cash and cash equivalents	18,322	14,582	51,519	7,020	5,366
Loans, net	467,023	383,909	328,576	296,999	269,578
Loans held for sale	18,952	10,995	8,648	13,642	14,528
Federal Home Loan Bank stock	5,283	3,207	2,694	3,036	3,408
Deposits	373,519	343,544	329,916	307,793	282,956
Borrowed funds	115,500	47,800	28,000	16,343	10,769
Total stockholders' equity	70,922	70,504	27,839	27,296	26,123

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Operating Data:
Interest income	$17,827	$15,592	$13,957	$13,207	$13,717
Interest expense	2,227	2,396	2,630	2,650	2,704

Net interest income	15,600	13,196	11,327	10,557	11,013
Provision for loan losses	496	432	567	1,109	1,157

Net interest income after provision for loan losses	15,104	12,764	10,760	9,448	9,856
Non-interest income	6,623	5,907	6,776	7,647	6,434
Non-interest expense	18,946	20,166	17,127	15,112	14,572

Income (loss) before income taxes	2,781	(1,495)	409	1,983	1,718
Income tax expense (benefit)	1,153	(530)	187	835	706

Net income (loss)	$1,628	$(965)	222	1,148	1,012

Basic and diluted earnings per share	$0.36	N/A	N/A	N/A	N/A

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (ratio of net income (loss) to average total assets)	0.32%	(0.22)%	0.06%	0.34%	0.32%
Return (loss) on equity (ratio of net income (loss) to average equity)	2.31%	(1.40)%	0.81%	4.36%	3.92%
Interest rate spread(1)	3.25%	3.16%	3.18%	3.32%	3.68%
Net interest margin(2)	3.41%	3.38%	3.35%	3.51%	3.87%
Efficiency ratio(3)	85.25%	105.56%	94.61%	83.01%	83.52%
Non-interest expense to average total assets	3.78%	4.67%	4.61%	4.53%	4.68%
Average interest-earning assets to average interest-bearing liabilities	132.90%	134.61%	121.67%	121.36%	120.17%
Average equity to average total assets	14.05%	15.93%	7.37%	7.89%	8.28%
Asset Quality Ratios:
Nonperforming assets to total assets	0.88%	1.66%	1.86%	2.89%	2.64%
Nonperforming loans to total loans	0.91%	1.68%	1.97%	2.58%	2.47%
Net charge-offs to average loans outstanding	0.06%	0.04%	0.15%	0.35%	0.51%
Allowance for loan losses to nonperforming loans	51.75%	30.14%	25.64%	20.48%	21.38%
Allowance for loan losses to total loans	0.47%	0.51%	0.50%	0.53%	0.53%
Capital Ratios:
Equity to total assets at end of year	12.5%	15.1%	6.4%	7.7%	8.1%
Total capital to risk-weighted assets(4)	13.0%	15.3%	9.8%	10.7%	11.4%
Tier 1 capital to risk-weighted assets(4)	12.5%	14.7%	9.3%	10.1%	10.8%
Common equity Tier 1(4)	12.5%	N/A	N/A	N/A	N/A
Tier 1 capital to adjusted assets(4)	10.1%	11.6%	7.2%	8.1%	8.3%
Other Data:
Number of full service branches	9	9	9	8	7
Full time equivalent employees	133	135	143	141	123

(1)
Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)
Represents net interest income as a percent of average interest-earning assets for the year.

(3)
Represents non-interest expense divided by the sum of net interest income and non-interest income. Our efficiency ratio for 2015 includes the impact of $581,000 of impairment of real estate properties included in real estate held for sale. Our efficiency ratio for 2014 includes the impact of the impairment losses of $1.1 million related to the impairment of real estate properties that were classified as held for sale, as well as the $1.5 million contribution to Coastway Cares Charitable Foundation II. Our efficiency ratio for 2013 includes the impact of impairment losses of $482,000 related to the impairment of two real estate properties that were classified as held for sale.

(4)
Represents capital ratios of Coastway Community Bank.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section is intended to help investors understand the financial performance of Coastway Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2015 and 2014 and our results of operations for the years ended December 31, 2015 and 2014. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page 68 of this annual report.

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

        Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of customer service fees, gains on sales of loans and other mortgage banking income, net, Bank-owned life insurance ("BOLI) income, and other income. Non-interest expense currently consists primarily of expenses related to salary and employee benefits, occupancy and equipment, data processing, deposit servicing, professional fees, federal deposit insurance assessments, advertising, contribution to Coastway Cares Charitable Foundation II, foreclosed real estate, impairment loss on real estate held for sale and other general and administrative expenses.

        Net income was $1.6 million for the year ended December 31, 2015, an increase of $2.6 million from a net loss of $965,000 for the year ended December 31, 2014. Net income increased primarily due to the $1.5 million contribution ($914,000, net of income taxes) made on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock. Excluding the net of income tax impact of the contribution to the charitable foundation, net loss for the year ended December 31, 2014 would have been $51,000. In addition, net income increased due to the increase in net interest income of $2.4 million primarily due to increased loan interest income of $2.2 million and a decrease of $262,000 in interest expense on deposits. Net income also increased due to an increase in net gains on sales of loans and other mortgage banking income of $696,000 for the year ended December 31, 2015 as compared to the prior year. During the year ended December 31, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the year ended December 31, 2014. The earnings results for the year ended December 31, 2015 as compared to 2014 were also impacted by an increase in the provision for loan losses of $64,000. Non-interest expenses increased $195,000, excluding the $1.5 million charitable foundation contribution, due to a $301,000 increase in salary and employee benefits expense, an increase of $353,000 in occupancy and equipment expense, partially offset by a decrease in impairment losses on real estate held for sale of $518,000. During the year ended December 31, 2015, an impairment of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land and an impairment of $386,000 was recorded in August 2015 based on acceptance of an offer to sell and subsequent entry into a Purchase & Sale agreement to sell the One Coastway Plaza property. The sale of both properties closed during the first quarter of 2016. During the year ended December 31, 2014, an impairment loss of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale Agreement. During the year ended December 31, 2014, an impairment loss of $706,000 was recorded related to the relocation of One Coastway Plaza, the corporate headquarters, to its current location. Salaries and employee benefits expense increased $366,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to general merit increases and an increase in supplemental executive retirement expense of $189,000, partially offset by a $103,000 reduction in involuntary termination benefits. Occupancy expense increased $353,000 due to increased costs to operate our new corporate headquarters where we relocated in August 2014 and $80,000 in increased snow removal costs for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Income tax expense increased $1.7 million primarily due to higher pre-tax income in the year ended December 31, 2015. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

        Continue to Originate and Sell Certain Residential Real Estate Loans.    Residential mortgage lending has historically comprised a significant portion of our operations. We recognize that the origination of one-to four-family residential real estate loans is essential to maintaining customer relations and our status as a community-oriented bank. During the year ended December 31, 2014, we originated $134.8 million in one- to four-family residential real estate loans held for sale and sold $134.9 million of such loans for gains on sale of $2.6 million, and during the year ended December 31, 2015, we originated $171.5 million in one- to four-family residential real estate loans held for sale and sold $166.1 million of such loans for gains on sale of $2.6 million. While the gain on sale of one- to four-family residential real estate loans was relatively consistent between 2015 and 2014, the net margin realized on the sale of loans decreased between 2015 and 2014 due to competitive reasons and market pricing. The increased volume of sales offset the margin compression. The margin realized on such sales increased in the fourth quarter of 2015 as compared to the first nine months of 2015. We intend to continue to sell in the secondary market the majority of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the overall duration of our loan portfolio. To the extent available, we intend to continue to develop an appropriately sized portfolio of jumbo and shorter term adjustable-rate one- to four-family residential real estate loans to increase interest income and assist in the management of our interest rate risk. During the year ended December 31, 2015 and 2014, we also purchased $56.7 million and $11.9 million of individual one- to four-family residential loans from third party originators, which the Bank re-underwrites in accordance with the Bank's lending policy prior to purchase. At December 31, 2015, we had $145.4 million in jumbo loans, which represented 69.7% of our one- to four-family residential real estate loan portfolio.

        Increase Commercial Real Estate and Commercial Business Lending.    In order to increase the yield on our loan portfolio and reduce the term to repricing, following our conversion from a credit union to a bank, we began to increase our commercial real estate and commercial business loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner occupied businesses such as professional service providers. Our commercial real estate and commercial business loan portfolios have grown from $67.0 million and $4.1 million, respectively, at December 31, 2011 to $125.8 million and $8.9 million, respectively, at December 31, 2015. The additional capital raised in the offering has increased our commercial lending capacity by enabling us to originate more loans as well as loans with larger balances that we intend to retain in our portfolio.

        Maintain Disciplined Underwriting.    We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio. At December 31, 2015, non-performing assets totaled $5.0 million, which represented 0.88% of total assets, of which $4.2 million are non-performing loans. Residential one- to four- family loans totaled $3.1 million of the $4.2 million in non-performing loans. At December 31, 2015, there were two non-performing commercial real estate loans totaling $239,000 and no non-performing commercial business loans. Non-performing SBA loans totaled $467,000 at December 31, 2015, of which $427,000 was guaranteed by the SBA.

        Increase our Share of Lower-Cost Deposits.    We remain committed to generating lower-cost stable core deposits. We attract and retain transaction accounts by offering competitive products and rates and excellent customer service. Our core deposits (consisting of demand deposit accounts, savings accounts, money market accounts and club accounts) increased $108.4 million to $264.5 million at December 31, 2015 from $170.6 million at December 31, 2011. At December 31, 2015, core deposits comprised 70.8% of our total deposits. At December 31, 2015, non-interest-bearing deposits totaled $96.0 million, or 25.7% of our total deposits.

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

        The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2015, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

        Mortgage Banking.    Commitments to fund certain mortgage loans (interest rate locks) to be sold in the secondary market and forward loan commitments for the future delivery of mortgage loans to third party investors, including TBA Securities and mandatory forward commitments, are considered derivatives. These mortgage banking related derivatives are not designated in hedge relationships and are accounted for at fair value, with changes in fair value recorded in net gain on sales of loans and other mortgage banking income on the income statement.

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

        Interest rate lock commitments are considered derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Bank enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market.

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

        The Bank generally utilizes best efforts forward loan sale commitments and effective September 1, 2015, also utilizes mandatory delivery forward loan sale commitments and TBA securities, which are sold from approved counterparties to mitigate the risk of potential changes in the values of loans that would result from the exercise of the derivative loan commitments to mitigate the risk of potential decreases in the values of derivative loan commitments.

        For TBAs, the Bank sells a security in the open market with a promise to deliver a pool of loans with an aggregate specified principal amount and quality to the investor at a specified point in the future. If the Bank fails to deliver the pool of loans, the Bank will repurchase the security at the market price on the date of repurchase, which could negatively affect our earnings.

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

        Fair value changes in mortgage banking derivatives and commitments to sell fixed-rate residential mortgages subsequent to inception are estimated using anticipated market prices based on pricing indications provided from syndicate banks and consideration of pull-through and fallout rates derived from the Bank's internal data and adjusted using management judgment. Mortgage banking derivatives include the non-refundable costs of originating the loan based on the Bank's internal cost analysis that is not observable. Fluctuations in interest rates may impact estimated pull-through rates on mortgage originations, which in turn may affect the valuation of forward loan sale commitments, and could negatively affect our earnings

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

        Assets.    Our total assets increased $99.3 million, or 21.3%, to $565.1 million at December 31, 2015 from $465.8 million at December 31, 2014 primarily due to an increase of $82.4 million in total loans, an increase of $8.0 million in loans held for sale and an increase in cash and cash equivalents of $3.7 million. Total loans (excluding loans held for sale) increased $82.4 million, or 21.5%, to $465.6 million at December 31, 2015 from $383.2 million at December 31, 2014. The increase in total loans was primarily due to an increase of $74.7 million, or 55.7%, in residential one- to four-family real estate loans which increased to $208.8 million at December 31, 2015 from $134.1 million at December 31, 2014. During 2015 and 2014, we increased our jumbo one- to four-family residential loans held in portfolio both from internal originations as well as $64.1 million and $11.9 million of individual loans purchased from third party originators in 2015 and 2014, respectively. Commercial real estate loans also increased $17.8 million, or 16.4%, to $125.8 million at December 31, 2015 as compared to $108.0 million at December 31, 2014. SBA loans decreased $3.5 million during the year ended December 31, 2015 primarily due to the sale of $4.2 million of loans in the first quarter of 2015.

        Cash and cash equivalents increased to $18.3 million at December 31, 2015 as compared to $14.6 million at December 31, 2014, primarily due to an inflow of deposits on December 31, 2015.

        Deposits.    Our primary source of funds is retail deposits held by individuals and businesses within our market area. Deposits increased $30.0 million, or 8.7%, to $373.5 million at December 31, 2015 from $343.5 million at December 31, 2014, primarily as a result of an increase in the balance of non-interest bearing demand deposit accounts of $22.5 million, or 30.6%, an increase of $11.6 million in the balance of savings and interest bearing demand deposit accounts, or 13.4%, and an increase of $4.9 million in the balance of money market accounts, or 7.7%, partially offset by a decrease in the balance of certificates of deposit of $9.2 million, or 7.8%. Customers have generally continued to maintain funds in more liquid deposit accounts during periods of low interest rates.

        Borrowed Funds.    We utilize borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an alternate funding source. Borrowed funds at December 31, 2015 totaled $115.5 million as compared to $47.8 million at December 31, 2014, an increase of $67.7 million, or 141.6%. Borrowed funds at December 31, 2015 were comprised of $115.5 million in short-term advances at a weighted average rate of 0.44% as compared to overnight advances of $46.5 million at a weighted average rate of 0.24% at December 31, 2014, and increased in order to fund loan growth. Long-term FHLBB advances at December 31, 2014 amounted to $1.3 million at an interest rate of 4.04%, which matured in 2015.

        Total Stockholders' Equity.    Total stockholders' equity increased $418,000 to $70.9 million at December 31, 2015 from $70.5 million at December 31, 2014. The increase in stockholders' equity was due to net income of $1.6 million, the impact of $179,000 increase in compensation and benefits expense related to the ESOP, partially offset by common stock repurchased of $1.5 million in 2015. Accumulated other comprehensive loss decreased $66,000 in 2015 as a result of net of income tax gains pertaining to our defined benefit plan.

Comparison of Operating Results for the Year Ended December 31, 2015 and December 31, 2014

        General.    Net income was $1.6 million for the year ended December 31, 2015, an increase of $2.6 million from a net loss of $965,000 for the year ended December 31, 2014. Net income increased primarily due to the $1.5 million contribution ($914,000, net of income taxes) made on January 14, 2014 to Coastway Cares Charitable Foundation II comprised of $300,000 in cash and 122,054 shares of common stock. In addition, net income increased due to the increase in net interest income of $2.4 million primarily due to increased loan interest income of $2.2 million and a decrease of $262,000 in interest expense on deposits. Net income also increased due to an increase in net gains on sales of loans and other mortgage banking income of $696,000 for the year ended December 31, 2015 as compared to the prior year. The earnings results for the year ended December 31, 2015 as compared to in 2014 were also impacted by an increase in the provision for loan losses of $64,000. Non-interest expenses increased $195,000, excluding the $1.5 million charitable foundation contribution, due to a $366,000 increase in salary and employee benefits expense, an increase of $353,000 in occupancy and equipment expense, partially offset by a decrease in impairment losses on real estate held for sale of $518,000. Income tax expense increased $1.7 million, primarily due to higher pretax income in the year ended December 31, 2015.

        Interest Income.    Interest income increased $2.2 million, or 14.3%, to $17.8 million for the year ended December 31, 2015 from $15.6 million for the year ended December 31, 2014. The increase reflected an increase in the average balance of interest-earning assets of $66.4 million to $456.9 million for the year ended December 31, 2015 as compared to $390.6 million for the year ended December 31, 2014, partially offset by a decrease in the average yield on interest-earning assets to 3.90% for the year ended December 31, 2015 as compared to 3.99% for the year ended December 31, 2014. The majority of our interest income was derived from interest and fees on loans.

        Interest and fees on loans increased $2.2 million, or 14.2%, to $17.6 million for the year ended December 31, 2015 from $15.5 million for the year ended December 31, 2014. Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $69.7 million to $434.1 million for the year ended December 31, 2015 as compared to $364.3 million for the year ended December 31, 2014, partially offset by a decrease in the average yield on loans, which declined to 4.06% for the year ended December 31, 2015 as compared to 4.24% for the year ended December 31, 2014. The increase in our average balance of loans was principally due to the growth in our residential one-to four-family real estate loan portfolio, reflecting the low interest rate environment that existed for residential mortgage loans during the year ended December 31, 2015 and one- to four-family residential loans purchased from third party originators, as well as growth in our commercial real estate loan portfolio. The 18 basis point decline in the average yield on loans was primarily the result of the low interest rate environment as new loans were added to the portfolio at lower interest rates, net of loan payoffs and maturities.

        Interest Expense.    Interest expense was $2.2 million for year ended December 31, 2015 as compared to $2.4 million for the year ended December 31, 2014. Interest expense on deposits decreased $260,000 to $2.0 million in 2015 as a result of a decline in the average cost of deposits of 11 basis points during the year ended December 31, 2015 as compared to the year ended December 31, 2014, partially offset by an increase in the average balance of interest-bearing deposits of $4.0 million in 2015. The average cost of certificates of deposit declined 12 basis points from 1.59% for the year ended December 31, 2014 to 1.47% for the year ended December 31, 2015 as a result of the low interest rate environment, which reduced interest expense by $143,000, as well as the $8.9 million decrease in the average balance of certificate of deposit accounts to $113.2 million for the year ended December 31, 2015 as compared to $122.1 million for the year ended December 31, 2014, which decreased interest expense by $136,000.

        The average balance of money market accounts increased $4.6 million during the year ended December 31, 2015 to $67.5 million which caused an increase of $19,000 in interest expense. The average balance of savings and interest bearing demand deposit accounts increased $8.3 million from $84.8 million for the year ended December 31, 2014 to $93.1 million for the year ended December 31, 2015, while the weighted average cost of such accounts decreased one basis point, which caused a decrease of $2,000 in interest expense.

        Interest expense on borrowed funds increased $93,000, or 96.9%, to $189,000 for the year ended December 31, 2015 from $96,000 for the year ended December 31, 2014. The increase was principally due to an increase in the average balance of borrowed funds of $51.4 million during the year ended December 31, 2015 as compared to the prior year, partially offset by a decrease in the average cost of borrowings which declined from 0.56% for the year ended December 31, 2014 to 0.28% for the year ended December 31, 2015.

        Net Interest Income.    Net interest income increased $2.4 million, or 18.2%, to $15.6 million for the year ended December 31, 2015 from $13.2 million for the year ended December 31, 2014. This increase was due to a $12.7 million increase in net interest-earning assets to $113.1 million for the year ended December 31, 2015. Our interest rate spread increased nine basis points to 3.25% for the year ended December 31, 2015 as compared to 3.16% for the prior year. Our net interest margin increased three basis points to 3.41% in 2015 from 3.38% in 2014.

        Provision for loan losses.    A provision for loan losses of $496,000 was recorded to the allowance for loan losses during the year ended December 31, 2015, an increase of $64,000 or 14.8% as compared to a provision of $432,000 for the year ended December 31, 2014. Our provision for loan losses is based on our assessment of loss history, current asset quality and economic trends. During the year ended December 31, 2015, a provision of $337,000 was recorded related to the residential one- to four-family loan portfolio based primarily on loan growth of $74.7 million. Net charge-offs on the residential one-to four-family loan portfolio totaled $128,000. A provision of $53,000 was recorded related to the home equity loan portfolio during the year ended December 31, 2015 as compared to $84,000 for the year ended December 31, 2014. The provision for loan losses for the home equity portfolio was impacted by the $2.9 million decrease in the loan balance of home equity loans, while net charge-offs totaled $112,000 in 2015 as compared to $105,000 in 2014. A provision for loan losses of $103,000 was recorded related to the commercial real estate portfolio during the year ended December 31, 2015 principally due to loan growth as compared to $79,000 during the year ended December 31, 2014.

        Non-Interest income.    Non-interest income increased $716,000, or 12.1%, to $6.6 million for the year ended December 31, 2015 from $5.9 million for the year ended December 31, 2014. The increase in non-interest income was impacted by the sale of SBA loans during 2015. During the year ended December 31, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the year ended December 31, 2014. Gains on sales of residential mortgage loans was $2.6 million for the year ended December 31, 2015 and 2014. Residential mortgage loans sold during the year ended December 31, 2014 amounted to $134.9 million as compared to $166.1 million during the year ended December 31, 2015. While the gain on sale of one- to four-family residential real estate loans was relatively consistent between 2015 and 2014, the net margin realized on the sale of loans decreased between 2015 and 2014 due to competitive reasons and market pricing. The increased volume of sales offset the margin compression. The margin realized on such sales increased in the fourth quarter of 2015 as compared to the first nine months of 2015. An increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $331,000 was recorded during the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a component of net gain on sale of loans and other mortgage banking income, due to a combination of increased loan sale volume and pipeline, use of TBA forward commitments to sell commencing in September 2015, and the election of fair value accounting for loans held for sale as of January 1, 2015.

        Non-Interest expenses.    Non-interest expenses decreased $1.2 million, or 6.1%, to $18.9 million for the year ended December 31, 2015 from $20.2 million for the year ended December 31, 2014. The decrease in non-interest expenses was primarily due to the 2014 contribution of $1.5 million to Coastway Cares Charitable Foundation II, in connection with our initial public offering, of which $300,000 in cash and 122,054 shares of Company common stock were contributed, which did not reoccur in 2015. Non-interest expenses for the year ended December 31, 2014 were also impacted by an impairment loss on real estate held for sale of $1.1 million as compared to $581,000 for the year ended December 31, 2015.

        Salary and employee benefits expense increased $366,000, or 3.9% for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to general merit increases and an increase of supplemental executive retirement expense of $189,000, partially offset by a $103,000 reduction in involuntary termination benefits.

        Occupancy expense increased $353,000 due to increased costs to operate our new corporate headquarters which relocated in August 2014 and increased snow removal costs of $80,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. During the year ended December 31, 2015, impairment on real estate held for sale of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land and an impairment loss on real estate held for sale of $386,000 was recorded in August 2015 based on acceptance of an offer to sell and subsequent entry into a Purchase & Sale agreement on the One Coastway Plaza property in

Cranston, RI. The decision to accept the offer and sell the was made in consideration of the holding costs of the property, the time the property had been held for sale and the interest to be earned on the financing of the loan to purchase the Cranston property at market terms. The sale of both properties closed during the first quarter of 2016. During the year ended December 31, 2014, an impairment loss on real estate held for sale of $393,000 was recorded related to the Sharpe Drive property as a result of entering into a Purchase & Sale Agreement. The decision to enter the Purchase & Sale agreement for the Sharpe Drive property was made considering a number of factors including the operating costs of the property, the then pending purchase of the new corporate headquarters, and the interest to be earned on the financing from the buyer. During the year ended December 31, 2014, impairment loss on real estate held for sale of $706,000 was recorded related to the One Coastway Plaza property in Cranston as a result of relocating the corporate headquarters.

        FDIC insurance assessment increased $36,000 in 2015 due to an increase in average net assets. Advertising expenses increased $31,000 to $270,000 during the year ended December 31, 2015 as compared to $239,000 during the year ended December 31, 2014 due to both increased marketing and advertising costs. Other general and administrative expenses increased $26,000 to $1.6 million for the year ended December 31, 2015 as compared to 2014 primarily due to a $96,000 increase in loan servicing expenses, increased insurance and other expenses of $87,000, partially offset by $148,000 in roof repairs incurred during the second quarter of 2014 on the Sharpe Drive property that did not occur in 2015.

        Income tax expense (benefit).    Income tax expense totaled $1.2 million for the year ended December 31, 2015 as compared to an income tax benefit of $530,000 for the year ended December 31, 2014. The increase in income tax expense was primarily due to the increase in pre-tax income of $4.3 million during the year ended December 31, 2015, coupled with the impact of impairment losses on real estate held for sale which are non-deductible for state income tax purposes. During 2014, a $1.5 million contribution was made to Coastway Cares Charitable Foundation II, which created a tax benefit of approximately $600,000.

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

	For the Years Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets:
Loans and loans held for sale(4)	$434,073	$17,640	4.06%	$364,329	$15,451	4.24%	$326,878	$13,935	4.26%
Cash and cash equivalents	13,802	148	1.07	23,716	99	0.42	8,259	11	0.14
Federal Home Loan Bank of Boston stock	9,040	39	0.43	2,512	42	1.67	2,758	11	0.39

Total interest-earning assets	456,915	17,827	3.90	390,557	15,592	3.99	337,895	13,957	4.13

Non-interest-earning assets	44,506			41,616			33,807

Total assets	$501,421			$432,173			$371,702

Liabilities and Stockholders' equity:
Money market accounts	$67,485	283	0.42	$62,910	262	0.42	$55,528	234	0.42
Savings & interest-bearing demand accts	93,098	89	0.10	84,789	91	0.11	80,646	153	0.19
Club accounts	1,538	2	0.13	1,445	2	0.14	1,462	2	0.14
Certificates of deposit	113,204	1,664	1.47	122,111	1,943	1.59	123,088	2,107	1.71

Total interest-bearing deposits	275,325	2,038	0.74	271,255	2,298	0.85	260,724	2,496	0.96
Borrowed funds	68,472	189	0.28	17,109	96	0.56	15,202	131	0.86
Subscriptions payable	—	—	—	1,779	2	0.11	1,868	3	0.19

Total interest-bearing liabilities	343,797	2,227	0.65	290,143	2,396	0.83	277,794	2,630	0.95

Non-interest-bearing deposits	81,364			68,455			62,154
Other liabilities	5,790			4,720			4,348

Total liabilities	430,951			363,318			344,296
Stockholders' equity	70,470			68,855			27,406

Total liabilities and Stockholders' equity	$501,421			$432,173			$371,702

Net interest income		$15,600			$13,196			$11,327

Net interest rate spread(1)			3.25%			3.16%			3.18%
Net interest-earning assets(2)	$113,118			$100,414			$60,101
Net interest margin(3)			3.41%			3.38%			3.35%
Average interest-earning assets to interest-bearing liabilities	132.90%			134.61%			121.64%

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

(4)
Interest income on loans includes amortization of loan costs of $818,000, $678,000 and $532,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Rate/Volume Analysis

        The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the years indicated. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-year average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-year average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2015 vs. 2014			Years Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and loans held for sale	$2,856	$(667)	$2,189	$1,589	$(73)	$1,516
Cash and cash equivalents	(55)	104	49	41	47	88
Federal Home Loan Bank of Boston stock	46	(49)	(3)	(1)	32	31

Total interest-earning assets	2,847	(612)	2,235	1,629	6	1,635

Interest-bearing liabilities:
Money market accounts	19	2	21	31	(3)	28
Savings accounts	8	(10)	(2)	7	(69)	(62)
Club accounts	—	—	—	—	—	—
Certificates of deposit	(136)	(143)	(279)	(17)	(147)	(164)
Subscriptions payable	(1)	(1)	(2)	—	(1)	(1)
Borrowed funds	163	(70)	93	15	(50)	(35)

Total interest-bearing liabilities	53	(222)	(169)	36	(270)	(234)

Change in net interest income	$2,794	$(390)	$2,404	$1,593	$276	$1,869

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2015.

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

        Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $18.3 million.

        Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

        At December 31, 2015, we had $19.3 million in commitments to originate loans, $12.7 million of which will be sold. In addition to commitments to originate loans, we had $85.7 million in unused lines of credit and unadvanced funds to borrowers. Certificates of deposit due within one year of December 31, 2015 totaled $51.6 million, or 13.8%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $15.9 million. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowed funds than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on historical experience and current market interest rates, that we will retain, upon maturity, a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2015.

        Our primary investing activity is originating loans. During the years ended December 31, 2015 and 2014, loan originations net of principal repayments totalled $146.8 million and $69.4 million of loans, respectively. During the years ended December 31, 2015 and 2014, we purchased individual loans from third party originators of $57.4 million and $12.1 million, respectively. During the year ended December 31, 2015, proceeds from sales of SBA loans totaled $4.6 million.

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank of Boston advances. We experienced a net increase in deposits of $30.0 million and $13.6 million for the years ended December 31, 2015 and 2014, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

        Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston ("FHLBB") that provide an additional source of funds. Federal Home Loan Bank of Boston advances increased by $67.7 million to $115.5 million at December 31, 2015, from $47.8 million at December 31, 2014. We had the capacity to borrow an additional $48.5 million from the FHLBB at December 31, 2015. We also have the ability to borrow with the Federal Reserve discount window. At December 31, 2015, we had $14.6 million in collateral pledged to the Federal Reserve discount window, but had no outstanding borrowings as of that date.

        Coastway Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, Coastway Community Bank was considered "well capitalized" under regulatory guidelines.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

        Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 10 of the Notes to our Consolidated Financial Statements.

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

        Off-Balance Sheet Arrangements.    In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit as well as commitments to sell loans. For information about our loan commitments and unused lines of credit, see Note 10 of the Notes to our Consolidated Financial Statements beginning on page 96 of this annual report.

        We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

        For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements beginning on page 77 of this annual report.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Coastway Bancorp, Inc. and Subsidiary:
Warwick, Rhode Island

        We have audited the accompanying consolidated balance sheet of Coastway Bancorp, Inc. and Subsidiary as of December 31, 2015, and the related consolidated statements of net income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for the twelve months ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastway Bancorp, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the twelve months ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ CROWE HORWATH LLP

Livingston, New Jersey
March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Audit Committee of Coastway Bancorp, Inc. and Subsidiary:

        We have audited the accompanying consolidated balance sheet of Coastway Bancorp, Inc. and Subsidiary as of December 31, 2014, and the related consolidated statements of net income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastway Bancorp, Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 15, 2016

Coastway Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets as of December 31, 2015 and 2014

	2015	2014
	(in thousands)
Assets
Cash and due from banks	$3,041	$2,936
Interest-earning deposits	15,281	11,646

Total cash and cash equivalents	18,322	14,582
Certificates of deposit	6,074	3,016
Federal Home Loan Bank stock, at cost	5,283	3,207
Loans, net of allowance for loan losses of $2,194 and $1,942, respectively	467,023	383,909
Loans held for sale	18,952	10,995
Premises and equipment, net	31,407	31,938
Accrued interest receivable	1,414	1,253
Real estate held for sale	3,305	3,831
Foreclosed real estate	710	1,285
Bank-owned life insurance	4,326	4,191
Net deferred tax asset	815	1,114
Other assets	7,506	6,505

	$565,137	$465,826

Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$277,559	$270,041
Non-interest-bearing	95,960	73,503

Total deposits	373,519	343,544

Borrowed funds	115,500	47,800
Accrued expenses and other liabilities	5,196	3,978

Total liabilities	494,215	395,322

Commitments and contingencies (Notes 6 and 10)
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,822,279 and 4,949,179 issued and outstanding at December 31, 2015 and 2014	48	49
Additional paid-in capital	46,094	47,527
Retained earnings	28,697	27,069
Unearned compensation—Employee Stock Ownership Plan (ESOP)	(3,643)	(3,801)
Accumulated other comprehensive loss	(274)	(340)

Total stockholders' equity	70,922	70,504

	$565,137	$465,826

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income (Loss) for the Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands, except per share amounts)
Interest income:
Interest and fees on loans	$17,640	$15,451
Other interest income	187	141

Total interest income	17,827	15,592

Interest expense:
Interest on deposits	2,038	2,300
Interest on borrowed funds	189	96

Total interest expense	2,227	2,396

Net interest income	15,600	13,196
Provision for loan losses	496	432

Net interest income, after provision for loan losses	15,104	12,764

Non-interest income:
Customer service fees	3,113	3,063
Net gains on sales of loans and other mortgage banking income	3,258	2,562
Bank-owned life insurance income	135	132
Other income	117	150

Total non-interest income	6,623	5,907

Non-interest expenses:
Salary and employee benefits	9,667	9,301
Occupancy and equipment	3,085	2,732
Data processing	1,699	1,668
Deposit servicing	762	781
Professional fees	692	707
FDIC insurance assessment	374	338
Advertising	270	239
Impairment loss on real estate held for sale	581	1,099
Foreclosed real estate	211	201
Contribution to Coastway Cares Charitable Foundation II	—	1,521
Other general and administrative	1,605	1,579

Total non-interest expenses	18,946	20,166

Income (loss) before income taxes	2,781	(1,495)
Income tax expense (benefit)	1,153	(530)

Net income (loss)	$1,628	$(965)

Weighted average common shares outstanding (basic and diluted)	4,529	N/A
Earnings (loss) per common share (basic and diluted)	$0.36	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands)
Net income (loss)	$1,628	$(965)

Other comprehensive income (loss):
Defined benefit pension plan:
Gains (losses) arising during the year	52	(259)
Actuarial gain (loss) amortized through salary and employee expense	58	18
Tax effect	(44)	96

Net-of-tax amount	66	(145)

Comprehensive income (loss)	$1,694	$(1,110)

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2015 and 2014

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings	Unearned Compensation— ESOP		Total Stockholders' Equity
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2013	—	$—	$—	$28,034	$—	(195)	$27,839
Comprehensive loss	—	—	—	(965)	—	(145)	(1,110)
Issuance of common stock for initial public offering, net of expenses of $1,926	4,827,125	48	46,297	—	—	—	46,345
Issuance of common stock to Coastway Cares Charitable Foundation II	122,054	1	1,220	—	—	—	1,221
Common stock purchased by the ESOP (395,934 shares)	—	—	—	—	(3,959)	—	(3,959)
ESOP shares allocated (15,837 shares)	—	—	10	—	158	—	168

Balance at December 31, 2014	4,949,179	$49	$47,527	$27,069	$(3,801)	$(340)	$70,504
Net income and comprehensive income	—	—	—	1,628	—	66	1,694
Common stock repurchased	(126,900)	(1)	(1,454)	—	—	—	(1,455)
ESOP shares allocated (15,837 shares)	—	—	21	—	158	—	179

Balance at December 31, 2015	4,822,279	$48	$46,094	28,697	$(3,643)	(274)	70,922

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,628	$(965)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	496	432
Loans originated for sale	(171,486)	(134,805)
Loans sold	166,102	134,914
Gain on sale of mortgage loans, net	(2,573)	(2,575)
Gain on sale of portfolio loans sold	(328)	—
Amortization of deferred loan costs	818	678
Loss on foreclosed real estate	126	129
Income from Bank-owned life insurance	(135)	(132)
Gain on sale of premises and equipment	—	(15)
Impairment loss on real estate held for sale	581	1,099
Depreciation and amortization expense	1,277	1,108
Deferred income tax expense (benefit)	255	(578)
Issuance of common stock to Coastway Cares Charitable Foundation II	—	1,221
ESOP expense	179	168
Net change in:
Accrued interest receivable	(161)	(159)
Other, net	327	(1,324)

Net cash used in operating activities	(2,894)	(804)

Cash flows from investing activities:
Purchase of certificates of deposit	(3,058)	(3,016)
Proceeds from redemption of FHLB stock	—	331
Purchase of FHLB stock	(2,076)	(844)
Loan originations net of principal payments	(32,008)	(45,222)
Purchases of loans from third party originators	(57,383)	(12,066)
Proceeds from portfolio loans sold	4,492	—
Proceeds from sale of real estate held for sale	—	1,887
Proceeds from sale of foreclosed real estate, net	1,248	1,130
Purchases of premises and equipment, net	(801)	(10,749)

Net cash used in investing activities	(89,586)	(68,549)

Cash flows from financing activities:
Net increase in deposits	29,975	13,628
Net change in short-term borrowed funds	69,000	20,500
Repayments of long-term borrowed funds	(1,300)	(700)
Repurchase of common stock	(1,455)	—
Issuance of common stock for initial public offering	—	46,345
Stock subscriptions received	—	(43,398)
Purchase of common stock by ESOP	—	(3,959)

Net cash provided by financing activities	96,220	32,416

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands)
Net (decrease) increase in cash and cash equivalents	$3,740	$(36,937)
Cash and cash equivalents at beginning of period	14,582	51,519

Cash and cash equivalents at end of period	$18,322	$14,582

Supplemental cash flow information:
Interest paid on deposits	$2,038	$2,304
Interest paid on borrowed funds	177	94
Income taxes paid	596	202
Supplemental non-cash transactions
Loans transferred to foreclosed real estate	799	964
Real estate transferred from premises and equipment to real estate held for sale	55	3,302

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

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

        The consolidated financial statements at and for the years ended December 31, 2015 and 2014 include the accounts of the Corporation and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Conversion

        On August 22, 2013, the Board of Directors of the MHC, LLC and the Bank adopted the Plan of Conversion and Reorganization to convert the MHC from the mutual holding company form of organization to a stock holding company form of organization ("Conversion")

        On January 14, 2014, the Conversion was completed and Coastway Bancorp, Inc. became the parent holding company for Coastway Community Bank. A total of 4,827,125 shares of Corporation common stock were sold to depositors and to the general public, including those issued to the Corporation's tax-qualified employee benefit plans, at $10.00 per share through which the Corporation received net offering proceeds of approximately $46.3 million. Also, on January 14, 2014, the Corporation contributed $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II, which together totaled $1.5 million or 3.15% of the gross proceeds of the offering, which was recorded as a component of non-interest expense in the first quarter of 2014. The total number of shares of common stock outstanding upon completion of the Conversion was 4,949,179 shares.

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

Years Ended December 31, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Use of Estimates

        To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the valuation of real estate held for sale.

Reclassification

        Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation. Reclassifications had no effect on prior year net income or stockholders' equity.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, amounts due from banks and interest-earning deposits. Interest-earning deposits are carried at cost which approximates fair value and mature either daily or on demand.

Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on the redemption provisions of the FHLB, the stock has no quoted market value, is carried at cost, and is classified as a restricted security. At its discretion, the FHLB may declare cash or stock dividends on the stock which are reported as income. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of and at December 31, 2015 and 2014, no impairment has been recognized.

Loans

        The Bank's lending activities are conducted principally in Rhode Island. Loans purchased from third party originators are generally collateralized by properties in New England, primarily in Massachusetts. The Bank grants one-to-four family residential loans as well as commercial business, commercial real estate and consumer loans. Most loans granted by the Bank are collateralized by real estate. The ability and willingness of the one-to-four family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of economic activity within the

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

borrowers' geographic area and real estate values. The ability and willingness of commercial loan borrowers to repay their loan commitments is generally dependent on the state of the real estate economic sector in the borrowers' geographic area and the general economy.

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

        Individually purchased one- to four-family loans are generally purchased at a premium, which is amortized into income as an adjustment of the related loan yield using the interest method.

        For loan disclosures and the allowance for loan losses estimate, the Bank's loan portfolio includes residential 1-4 family real estate, home equity loans and lines of credit, commercial real estate, commercial business, commercial construction, Small Business Administration ("SBA") and consumer segments.

        The accrual of interest on loans is discontinued at the time the loan is 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

General component of the allowance for loan losses

        The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments. Management uses a ten year historical loss period to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge off trends in the past three years; weighted average risk weightings; loan concentrations; management's assessment of internal factors; and management's assessment of external factors such as interest rates, real estate markets and local and national economic factors. There were no changes in the Bank's policies or methodology pertaining to

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the general component of the allowance for loan losses during the year ended December 31, 2015. Refer to Note 4 for additional information regarding the amounts attributable to historical loss and qualitative factors.

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

        Commercial—Commercial loan segments include commercial real estate, commercial and industrial loans for businesses and construction financing for business/properties located principally in Rhode Island. For commercial real estate loans, the underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Non-real estate commercial loans are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. Commercial construction generally represent loans to finance construction of retail and office space. Commercial real estate loans also include loans made under the SBA 504 program which is an economic development program which finances the expansion of small businesses. The Bank generally provides 50% of the projected costs, and the loan is secured by a first lien on the commercial property. The SBA does not provide a guarantee on loans made under the SBA 504 program. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

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

Specific component of the allowance for loan losses

        The specific component relates to loans that are classified as impaired. Commercial and SBA loans are evaluated for impairment on a loan-by-loan basis. Impairment is measured by either the present

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and performing residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

Loans Held for Sale and Mortgage Banking Activities

        Effective January 1, 2015, the Bank elected to utilize the fair value option to record loans held for sale at fair value at each balance sheet date. The fair value includes the servicing value of the loans as management sells all loans held for sale servicing released. Prior to January 1, 2015, loans originated and intended for sale in the secondary market were carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, were recognized through a valuation allowance by charges to non-interest income. One-to-four family residential loans are sold with servicing released. Gains and losses on loan sales are recorded in non-interest income as gains on sale of loans and other mortgage banking income.

Mortgage Banking

        Commitments to fund certain mortgage loans (interest rate locks) to be sold in the secondary market and forward loan commitments for the future delivery of mortgage loans to third party investors, including To Be Announced securities ("TBAs") and mandatory forward commitments, are considered derivatives. These mortgage banking related derivatives are not designated in hedge relationships and are accounted for at fair value, with change in fair value recorded in net gain on sales of loans and other mortgage banking income on the income statement.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Best efforts commitments are accounted for at fair value, with change in fair value recorded in net gain on sales of loans and other mortgage banking income on the income statement, as management has elected fair value accounting for these commitments.

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

        Fair value changes in mortgage banking derivatives and commitments to sell fixed-rate residential mortgages subsequent to inception are estimated using anticipated market prices based on pricing indications provided from syndicate banks and consideration of pull-through and fallout rates derived from the Bank's internal data and adjusted using management judgment. Mortgage banking derivatives include the non-refundable costs of originating the loan based on the Bank's internal cost analysis that is not observable. Fluctuations in interest rates may impact estimated pull-through rates on mortgage originations, which in turn may affect the valuation of forward loan sale commitments.

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

Years Ended December 31, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Bank recorded a $482,000 impairment loss in non-interest expenses in 2013 upon transfer of the aforementioned properties to real estate held for sale. An additional loss of $393,000 was recorded upon entering into a Purchase & Sale agreement ("P&S") in 2014. During the third quarter of 2015, the Bank accepted an offer and entered into a P&S agreement for $1.1 million to sell the undeveloped land and recorded impairment of $195,000 in connection with the acceptance of the offer. The land was sold in February, 2016.

        In August 2014, the Bank reclassified its previous headquarters, One Coastway Plaza (the "Plaza"), located in Cranston from premises and equipment to real estate held for sale as the Bank relocated its corporate headquarters to Warwick, and the Bank recorded an impairment loss of $706,000. In September 2015, the Bank entered into a P&S agreement for $2.4 million to sell the Plaza and recorded impairment of $386,000 in connection with the acceptance of the offer. The building was sold in January, 2016. The Bank financed the loan to acquire the property at market terms with an adequate down payment to meet the sales criteria.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank-owned Life Insurance

        Bank-owned life insurance policies on certain key executives are reflected in the Consolidated Balance Sheets at the amount that can be realized under the insurance contracts, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in cash surrender value are reflected in non-interest income in the Consolidated Statements of Net Income (Loss) and are not subject to income taxes.

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

Other Retirement Plans

        Employee 401(K) expense represents the amount of matching contributions. Supplemental retirement expense allocates benefits over the remaining service term.

Employee Stock Ownership Plan

        The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company does not have any uncertain tax positions at December 31, 2015 and 2014 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense, if applicable.

Earnings Per Common Share

        Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. There were no potentially dilutive common stock equivalents as of December 31, 2015 and 2104. Earnings (loss) per share is not presented for the year ended December 31, 2014 as common shares had not been outstanding during the entire period. Unallocated ESOP shares are not deemed outstanding for the earnings per share calculation.

Comprehensive Income/Loss

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders' equity section of the consolidated balance sheets, such items, along with net income/loss, are components of comprehensive income/loss. The Bank measures the pension plan assets and pension obligations on an annual basis and recognizes in the consolidated financial statements an asset or liability for the plan's funded status. Accumulated other comprehensive loss represents the actuarial loss that will be amortized through salary and employee benefits expense, and amounted to $456,000 and $566,000, at December 31, 2015 and 2014, respectively net of related tax effects of $182,000 and $226,000, respectively.

Dividends

        The Company and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restrictions. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Compnay. The FDIC and the Federal Reserve have the authority to use their enforcement powers to prohibit dividend payments if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

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

Recent Accounting Pronouncements

        As an "emerging growth company," as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2015, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

        In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), which is intended to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU also provides guidance on disclosures of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans that are in process of foreclosure. Under the extended transition period for the emerging growth company, the Corporation adopted this standard for the annual periods beginning after December 15, 2014 and for interim periods within annual periods beginning after December 15, 2015. The adoption of the standard was not material.

        In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity instruments (except those accounted for under the equity method of accounting or that result in consolidations of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure an equity investment that does not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. For public business entities, the standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal periods after December 15, 2019. We do not expect a significant impact upon adoption on January 1, 2019.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2015 and 2014, the reserve balance amounted to $2.6 million and $2.2 million, respectively.

3. CERTIFICATES OF DEPOSIT

        At December 31, 2015, investments in certificates of deposit amounting to $3.0 million with an interest rate of 0.70% mature in December 2016 and $3.1 million with an interest rate of 0.65% mature in April 2016. Certificates of deposit are carried at cost which approximates fair value.

4. LOANS

        A summary of the balances of loans follows:

	December 31,
	2015	2014
	(In thousands)
Residential real estate mortgage loans:
1 - 4 family	$208,777	$134,084
Home equity loans and lines of credit	76,881	79,771

Total residential real estate mortgage loans	285,658	213,855
Commercial:
Commercial real estate	125,782	108,025
Commercial business	8,918	7,698
Commercial construction	4,729	8,181
SBA	39,217	44,032

Total commercial loans	178,646	167,936
Consumer	1,252	1,372

Total loans	465,556	383,163
Allowance for loan losses	(2,194)	(1,942)
Net deferred loan costs	3,661	2,688

Loans, net	$467,023	$383,909

        SBA loans carry a lower credit risk profile than standard commercial loans due to government guarantees inherent in SBA lending. Generally, loans with balances in excess of $150,000 have a 75% SBA guarantee, loans less than $150,000 have an 85% guarantee, and lines of credit have a 50% guarantee. Guaranteed portions of SBA loans total $24.8 million and $29.2 million at December 31, 2015 and 2014, respectively.

        Residential 1-4 family loans of $208.8 million and $134.1 million at December 31, 2015 and 2014 included purchased loans totaling $64.1 million and $11.9 million, respectively. Loans totaling $56.7 million were individually purchased during the year ended December 31, 2015 from third parties at a cost of $57.4 million and were underwritten based on the Bank's credit standards prior to

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

4. LOANS (Continued)

purchase. The loans purchased from third parties are located in New England, primarily in Massachusetts.

        Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

	Year Ended December 31, 2015
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$654	$584	$400	$28	$30	$236	$10	$1,942
Provisions (credit) for loan losses	337	53	103	11	(9)	9	(8)	496
Loans charged-off	(139)	(128)	—	—	—	(27)	(6)	(300)
Recoveries	11	16	—	—	—	16	13	56

Ending balance	$863	$525	$503	$39	$21	$234	$9	$2,194

	December 31, 2015
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for impaired loans	$43	$17	$—	$—	$—	$—	$3	$63
Allowance for non-impaired loans	820	508	503	39	21	234	6	2,131

Total allowance for loan losses	$863	$525	$503	$39	$21	$234	$9	$2,194

Impaired loans	$4,224	$1,055	$398	$—	$—	$2,013	$14	$7,704
Non-impaired loans	204,553	75,826	125,384	8,918	4,729	37,204	1,238	457,852

Total loans	$208,777	$76,881	$125,782	$8,918	$4,729	$39,217	$1,252	$465,556

	Year Ended December 31, 2014
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$462	$605	$321	$29	$24	$197	$18	$1,656
Provisions (credit) for loan losses	222	84	79	(1)	6	68	(26)	432
Loans charged-off	(112)	(129)	—	—	—	(34)	(3)	(278)
Recoveries	82	24	—	—	—	5	21	132

Ending balance	$654	$584	$400	$28	$30	$236	$10	$1,942

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

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

        Of the $2.0 million and $1.8 million of impaired SBA loans at December 31, 2015 and 2014, respectively, guaranteed portions amounted to $1.7 million and $1.4 million, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

4. LOANS (Continued)

        The following is a summary of past due and non-accrual loans at December 31, 2015 and 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
	(In thousands)
December 31, 2015
Residential real estate:
Residential 1 - 4 family	$1,156	$642	$370	$2,168	$—	$3,068
Home equity loans and lines of credit	1,250	239	30	1,519	—	466
Commercial real estate	—	—	239	239	—	239
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	—	467	467	—	467
Consumer	123	—	—	123	—	—

Total	$2,529	$881	$1,106	$4,516	$—	$4,240

December 31, 2014
Residential real estate:
Residential 1 - 4 family	$—	$580	$2,195	$2,775	$—	$5,870
Home equity loans and lines of credit	301	8	153	462	—	370
Commercial real estate	—	—	—	—	—	—
Commercial	—	84	—	84	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	20	189	209	—	204
Consumer	—	8	—	8	—	—

Total	$301	$700	$2,537	$3,538	$—	$6,444

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

4. LOANS (Continued)

        The following is information pertaining to impaired loans:

	December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Residential real estate:
Residential 1 - 4 family	$3,287	$3,459	$—	$3,658	$3,756	$—
Home equity loans and lines of credit	834	834	—	693	782	—
Commercial real estate	398	398	—	—	—	—
SBA	2,013	2,032	—	1,671	1,673	—
Consumer	—	—	—	9	9	—

Total	$6,532	$6,723	$—	$6,031	$6,220	$—

Impaired loans with a valuation allowance:
Residential real estate:
Residential 1 - 4 family	$937	$999	$43	$3,006	$3,093	$144
Home equity loans and lines of credit	221	201	17	107	107	68
SBA	—	—	—	135	135	13
Consumer	14	14	3	16	16	4

Total	$1,172	$1,214	$63	$3,264	$3,351	$229

	Year ended December 31, 2015			Year ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(Dollars in thousands)
Residential real estate:
Residential 1 - 4 family	$5,482	$156	$110	$6,978	$251	$217
Home equity loans and lines of credit	1,015	49	18	510	25	12
Commercial real estate	149	7	7	—	—	—
SBA	1,783	128	2	2,054	141	83
Consumer	18	—	—	28	1	—

Total	$8,447	$340	$137	$9,570	$418	$312

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

4. LOANS (Continued)

        No additional funds are committed to be advanced in connection with impaired loans at December 31, 2015 and 2014.

        The following is a summary of troubled debt restructurings for the years ended December 31, 2015 and 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Year Ended December 31, 2015
Residential 1 - 4 family	3	$799	$788
Home equity and lines of credit	6	368	368
Commercial real estate	2	268	268
SBA	2	455	455
Year Ended December 31, 2014
Residential 1 - 4 family	7	$2,150	$2,150
Home equity and lines of credit	5	300	300
SBA	4	641	641
Consumer		—	—

        The troubled debt restructurings described above had a $2,300 and $12,000 impact to the allowance for loan losses and resulted in $11,000 and no charge-offs for the year ended December 31, 2015 and 2014, respectively.

        Troubled debt restructurings totaled $6.6 million and $7.2 million of which $3.5 million and $2.9 million are on accrual at December 31, 2015 and 2014. TDRs of $6.6 million had specific reserves of $56,000 at December 31, 2015. TDRs of $7.2 million had specific reserves of $141,000 at December 31, 2014.

        The terms for loan modifications are determined on a loan-by-loan basis. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a temporary reduction in the interest rate to market rate or below, a change in the terms to grant principal or interest deferments, or movement of past due amounts to the back-end of the loan or refinancing. All deferred payments will be collected at the time of final repayment. For qualifying loans the Bank will permit multiple modifications to a loan if the borrower performs under the modified terms. During the year ended December 31, 2015, the Bank modified seven loans totaling $845,000 that were performing troubled debt restructured loans at the time of modification. During the year ended 2014, the Bank modified eight loans totaling $1.1 million that were performing troubled debt restructured loans at the time of modification. These loans are included in the table above and are reported as impaired loans at December 31, 2015 and 2014. Management performs a discounted cash flow calculation to determine the amount of the impairment reserve required on each of the troubled debt restructurings and must exercise judgment to determine the amounts and timing of cash flows. Any impairment reserve required is recorded through the provision for loan losses. TDRs are reported as non-accrual loans unless the loan qualified for

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

4. LOANS (Continued)

accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months.

        The following is a summary of troubled debt restructurings that defaulted in the first twelve months after restructure during the years ended December 31, 2015 and 2014:

	Number of Contracts	Recorded Investment
		(In thousands)
Year Ended December 31, 2015
Residential 1 - 4 family	4	$955
Home equity	2	45
SBA	1	9
Year Ended December 31, 2014
Residential 1 - 4 family	6	$1,374
SBA	1	9

        The troubled debt restructurings above have specific reserves of $20,000 and $45,000 and resulted in charge-offs of $16,000 and $0 during the years ended December 31, 2015 and 2014, respectively.

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

Years Ended December 31, 2015 and 2014

4. LOANS (Continued)

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

        On an annual basis, or more often if needed, the Bank formally reviews the ratings on commercial and SBA loans for loans over $250,000. On an annual basis, the Bank engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Credit quality for residential real estate mortgage and consumer loans is determined by monitoring loan payment history and on-going communications with borrowers, and are not risk graded.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

4. LOANS (Continued)

        The following table presents the Bank's commercial loans by risk rating.

	December 31, 2015
	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Total
	(In thousands)
Loans rated 1 - 5	$122,466	$8,826	$4,729	$34,182	$170,203
Loans rated 5.5	1,563	92	—	1,799	3,454
Loans rated 6	75	—	—	1,250	1,325
Loans rated 7	1,678	—	—	1,986	3,664
Loans rated 8	—	—	—	—	—

	$125,782	$8,918	$4,729	$39,217	$178,646

	December 31, 2014
	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Total
	(In thousands)
Loans rated 1 - 5	$102,261	$7,698	$7,879	$38,778	$156,616
Loans rated 5.5	3,964	—	—	1,159	5,123
Loans rated 6	708	—	—	1,443	2,151
Loans rated 7	1,092	—	302	2,652	4,046
Loans rated 8	—	—	—	—	—

	$108,025	$7,698	$8,181	$44,032	$167,936

5. LOAN SERVICING

        The Bank has transferred a portion of its originated commercial and SBA loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Bank's accompanying consolidated balance sheets. The Bank and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower's lack of compliance with contractual terms of the loan. The Bank continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2015 and 2014, the Bank was servicing commercial loans for participants aggregating $4.3 million and $6.6 million, respectively. At December 31, 2015 and 2014, the Bank was servicing SBA loans for participants aggregating $17.2 million and $17.4 million, respectively. The Bank sold the guaranteed portion of SBA loans totaling $4.2 million during 2015 for a gain of $328,000. There were no sales of SBA loans in 2014.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

6. PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,
	2015	2014
	(In thousands)
Land	$8,654	$8,654
Buildings and improvements	23,592	23,456
Furniture, fixtures and equipment	6,312	6,562
Leasehold improvements	208	111

	38,766	38,783
Less accumulated depreciation and amortization	(7,359)	(6,845)

	$31,407	$31,938

        Depreciation and amortization expense amounted to $1.3 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively.

        The Bank leases certain facilities and equipment under long-term noncancelable lease commitments. Pursuant to terms of the lease agreements in effect at December 31, 2015, future minimum lease commitments are as follows (in thousands):

2016	$173
2017	160
2018	40
2019	—
2020	—
Thereafter	—

$373

        One lease has four options to renew for 5 year periods each. The cost of such rentals is not included above. Rent expense amounted to $173,000 and $154,000 for the years ended December 31, 2015 and 2014, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

7. DEPOSITS

        A summary of deposit balances, by type, is as follows:

	December 31,
	2015	2014
	(In thousands)
Non-interest-bearing demand deposit accounts	$95,960	$73,503
Savings accounts and interest-bearing DDA	98,133	86,529
Money market accounts	69,036	64,117
Club accounts	1,352	1,189

Total non-certificate accounts	264,481	225,338

Term certificates $250,000 or greater	19,364	16,538
Term certificates less than $250,000	89,674	101,668

Total certificate accounts	109,038	118,206

Total deposits	$373,519	$343,544

        A summary of certificate accounts by maturity is as follows:

	December 31, 2015		December 31, 2014
Maturing Periods	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$51,568	1.29%	$53,385	1.45%
Within 2 years	20,349	1.43	29,922	1.93
Within 3 years	18,134	1.40	16,303	1.67
Within 4 years	3,847	1.32	13,084	1.56
Within 5 years	15,140	1.79	5,465	1.27
Within 6 years	—	—	47	1.24

	$109,038	1.41%	$118,206	1.60%

8. BORROWED FUNDS

        FHLB advances with an original maturity of less than three months amounted to $115.5 million and $46.5 million at December 31, 2015 and 2014, respectively, at a weighted average rate of 0.44% and 0.24%, respectively. There are no long-term advances outstanding at December 31, 2015.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

8. BORROWED FUNDS (Continued)

        Long-term FHLB advances consist of the following fixed-rate advances:

	December 31, 2014
	Amount	Weighted Average Rate
	(Dollars in thousands)
Non-amortizing advances maturing:
2015	1,300	4.04%

Total FHLB advances	$1,300	4.04%

        At December 31, 2015 and 2014, the Bank has a $6 million available line of credit with the FHLB. There were no amounts outstanding on this line of credit at December 31, 2015 or 2014. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.

        At December 31, 2015 and 2014, the Bank has an agreement with the Federal Reserve Bank of Boston for borrowings at the discount window. The terms of this agreement call for the pledging of certain loans as security for any and all obligations of the Bank under this agreement. At December 31, 2015 and 2014, there were no borrowings under this agreement. The Bank had $14.6 million collateral pledged to the Federal Reserve Bank of Boston at December 31, 2015.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

9. EMPLOYEE BENEFITS (Continued)

        Information pertaining to the activity in the Plan is as follows:

	Years ended December 31,
	2015	2014
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,779	$1,806
Interest cost	70	90
Actuarial (gain) loss	(115)	357
Benefits paid	(124)	(474)

Projected benefit obligation at end of year	1,610	1,779

Change in plan assets:
Fair value of plan assets at beginning of year	1,539	1,868
Actual return on plan assets	18	88
Employer contribution	—	57
Benefits paid	(124)	(474)

Fair value of plan assets at end of year	1,433	1,539

Unfunded status and (prepaid) accrued pension benefit at end of year	$177	$240

Accumulated benefit obligation at end of year	$1,610	$1,779

        At December 31, 2015 and 2014, the discount rate used to determine the benefit obligation was 4.34% and 3.95%, respectively.

        The components of net periodic pension cost are as follows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Interest cost	$70	$89
Expected return on plan assets	(106)	(132)
Amortization of actuarial loss	58	18
Settlement cost	26	141

	$48	$116

        Certain participants elected to take lump sum payments which resulted in the settlement costs of $26,000 and $141,000 for the year ended December 31, 2015 and 2014, respectively noted above, since lump sum payments exceeded the sum of the interest and service costs components of the net periodic pension cost. An actuarial loss of $50,000, included in accumulated other comprehensive loss at December 31, 2015, is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2016.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

9. EMPLOYEE BENEFITS (Continued)

        The assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2015	2014
Discount rate	3.95%	4.95%
Expected return on plan assets	7.00%	7.00%

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

        The plan assets are all measured at fair value in Level 1 because the values are based on quoted market prices in an active exchange market. The fair values of major categories of pension plan assets are summarized below:

	December 31,
	2015	2014
	(In thousands)
Equity securities:
Domestic mutual funds	$653	$671
Fixed income	467	524
International mutual funds	230	244
International exchange traded funds	52	66
Cash and cash equivalents	31	34

	$1,433	$1,539

        The Bank expects to contribute $19,000 to the plan during the year ending December 31, 2016.

        Estimated future benefit payments are expected to be paid follows:

Years Ending December 31,	Amount
(In thousands)
2016	$43
2017	66
2018	226
2019	72
2020	83
Thereafter	531

Deferred Compensation Supplemental Executive Retirement Plan

        The Bank entered into a non-qualified deferred compensation supplemental executive retirement plan ("DCSERP") with a senior executive as of January 1, 2004, which was amended and restated as of January 1, 2011 and as of January 1, 2013. Effective during the first quarter of 2015, the DCSERP was amended to allow the executive to invest all or a portion of the deferred compensation in Corporation

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

9. EMPLOYEE BENEFITS (Continued)

stock, provided that such stock will only be settled in Corporation stock. The Rabbi Trust which holds the assets invested on behalf of the DCSERP, was also similarly amended and effective in the first quarter of 2015. In 2011, the Bank contributed an initial amount of $62,000 and is required to make annual contributions of $72,000 each January 1 thereafter until January 1, 2023, so long as the executive remains employed by the Bank. Upon separation from service on or after age 67, the Bank shall pay the DCSERP benefit in 10 approximately equal annual installments staring on the first business day of January after separation from service. If the executive dies before all installments have been paid, the balance shall be paid in a cash lump sum to his beneficiary, other than Corporation stock, which shall be paid in Corporation stock. If the executive separates from service before age 67 for reasons other than death, disability or cause, he shall be paid the vested portion of his DCSERP benefit in a lump sum no later than the first day of the second month after such separation from service. As of December 31, 2015, the executive was 75% vested in the SERP benefit. An additional 5% of his DCSERP benefit becomes vested as of each December 31 until it is 100% vested on December 31, 2020. If the executive employment is terminated for cause, he will forfeit all benefits under the SERP. To fund this plan, the Bank holds investment assets which are included in other assets at fair value with changes in fair value recorded through earnings. The plan participant has the right to provide the Board of Directors of the Bank with investment directions for these investments. All earnings or losses on investments are the sole responsibility of the participant. The investments informally fund the DCSERP liability but remain assets of the Bank and are subject to the claims of general creditors of the Bank. The assets related to this Plan are $930,000 and $989,000 at December 31, 2015 and 2014, respectively. The liability for the benefit obligation is reported in accrued expenses and other liabilities in the amount of $930,000 and $989,000 at December 31, 2015 and 2014, respectively. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at December 31, 2015 which is accounted for at its cost basis of $100,000, which is offset in stockholders' equity by the benefit obligation of $100,000. Compensation expense related to this plan was $72,000 and $72,000 for the years ended December 31, 2015 and 2014, respectively.

401(k) Plan

        The Bank has a defined contribution 401(k) Salary Deferral Plan (the "Plan") covering substantially all qualified employees. Under the provisions of the Plan, each qualified employee may contribute up to 15% of total compensation. The Bank matches 100% of up to 5% of the employee's contribution. In addition, the Bank may contribute for each qualified employee an amount equal to 5% of gross compensation less amounts allocated to the ESOP as a discretionary contribution. The Bank's contribution to the Plan was $537,000 and $704,000 for the years ended December 31, 2015 and 2014, respectively.

Incentive Compensation

        At December 31, 2015 and 2014, the Bank did not have a formal incentive plan but on an annual basis the Board of Directors reviewed Bank performance and authorized bonus amounts at their discretion. Salary and employee benefits expense for the years ended December 31, 2015 and 2014 amounted to $237,000 and $222,000, respectively related to discretionary bonuses. On January 28, 2016, the Company and the Bank formally adopted an Annual Incentive Plan ("AIP"), effective January 1, 2016. Participants in the AIP are recommended by the CEO and approved by the Compensation

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

9. EMPLOYEE BENEFITS (Continued)

Committee of the Board of Directors. Awards will be allocated based on specific performance goals, and unless the Compensation Committee deems otherwise, awards will not be paid, regardless of performance, if positive net income is not achieved. However, the Compensation Committee will have the ability to make discretionary bonuses to key performers if the AIP does not activate.

Supplemental Retirement Agreements

        Effective July 1, 2013, the Bank entered into supplemental retirement agreements ("SERP") with six executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally 65-67. The present value of these future payments is accrued over the remaining service term. Supplemental retirement benefits generally vest as they are accrued; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer's normal retirement date. An additional officer was added to the SERP effective January 1, 2015. SERP expense totaled $603,000 and $410,000 for the years ended December 31, 2015 and 2014, respectively. The weighted average discount rate used to determine the SERP cost for the year ended December 31, 2015 was 3.24%. At December 31, 2015 and 2014, the accrued liability related to the SERP was $1.2 million and $579,000, respectively.

        While the plan is unfunded, the Bank purchased Bank-owned life insurance concurrent with entering into the SERP arrangements.

Employee Stock Ownership Plan

        The Corporation maintains an Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Corporation stock. This plan is a tax-qualified retirement plan for the benefit of all Corporation employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

        The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation's common stock at the Conversion date. As of December 31, 2015, the ESOP holds 395,543 shares, or 8% of the common stock outstanding on that date. The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal, which is 3.25% per annum at December 31, 2015. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends if paid in the future on unallocated shares will be used to repay the outstanding debt of the ESOP then due. If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

9. EMPLOYEE BENEFITS (Continued)

        Shares held by the ESOP include the following:

December 31, 2015
Allocated	31,674
Distributions	(391)
Committed to be allocated	—
Unallocated	364,260

395,543

        The fair value of unallocated shares was approximately $4.8 million at December 31, 2015. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2015 and 2014 was $179,000 and $168,000.

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

Equity Incentive Plan

        On May 21, 2015, the Coastway Bancorp, Inc. stockholders approved the 2015 Equity Incentive Plan ("EIP"). Types of awards permitted by the EIP include stock options, restricted stock awards, restricted stock units, and performance awards. The number of shares available for issuance under the EIP was 692,885 at December 31, 2015. Stock options under the EIP will generally expire after ten years after the date of grant. Unless otherwise determined by the Compensation Committee, awards under the EIP (other than Performance Awards) shall be granted with a vesting rate not exceeding twenty percent per year, with the first installment vesting no earlier than one year after the date of grant. Upon an involuntary termination following a change in control, all stock options, restricted stock awards and units will become fully vested and performance awards will be deemed earned. There were no awards granted under the EIP during the year ended December 31, 2015.

Termination Benefits

        During the second quarter of 2014, the Corporation offered termination benefits of $103,000 to certain employees who were involuntarily terminated. The expense related to the termination benefits were recorded as a component of salaries and employee benefits expense in accordance with FASB Accounting Standards Codification ASC Topic 420 Exit or Disposal Cost Obligations. The affected employees are not required to render any additional services to receive termination benefits. The benefits are being paid weekly over varying periods up to 20 weeks. At December 31, 2014, of the $103,000 of termination expense recorded, no amount remained unpaid.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

10. OFF-BALANCE SHEET ACTIVITIES AND MORTGAGE BANKING

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

        The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2015	2014
	(In thousands)
Commitments to originate loans for portfolio	$14,905	$8,583
Commitments to originate loans to be sold	13,142	10,751
Commitments to purchase loans from third parties	5,988	4,644
Unfunded commitments under home equity lines of credit	51,639	47,106
Unfunded commitments under commercial lines of credit	11,542	11,922
Unfunded commitments under SBA lines of credit	4,340	3,668
Unfunded commitments under overdraft lines of credit	181	171
Unadvanced funds on construction loans	7,225	2,793

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

Loans Sold with Recourse Obligations

        The Bank sells certain loans on a servicing-released basis to investors pursuant to contracts which include limited recourse provisions whereby the Bank would be required to repurchase loans and/or refund premiums in the event a borrower defaults generally on any of the first four payments due. At December 31, 2015 and 2014, the premiums received on loans sold that were subject to refund provisions amounted to $1,296,000 and $1,065,000, respectively. The contracts also include repurchase obligation provisions for fraud or misrepresentation. The Bank repurchased $830,000 in loans and refunded premiums of $46,000 under these agreements during 2015. No liability has been recorded in the consolidated financial statements related to these recourse obligations.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

10. OFF-BALANCE SHEET ACTIVITIES AND MORTGAGE BANKING (Continued)

Mortgage Banking

        At December 31, 2015, the Bank had $13.1 million of interest rate lock commitments to borrowers and loans held for sale of $19.0 million with $31.3 million of forward commitments for the future delivery of residential mortgage loans. Included in the forward commitments total are open TBAs with a notional amount of $4.0 million, mandatory delivery contracts with a notional amount of $2.8 million, and best efforts contracts with a notional amount of $24.5 million. The Bank has $4.8 million of closed hedge instruments that are not settled at December 31, 2015.

        The Bank had $10.8 million in interest rate lock commitments to borrowers, loans held for sale of $11.0 million, and forward commitments to sell loans of $21.5 million at December 31, 2014 and consisted only of the best efforts contracts.

        The following table presents the fair values of derivative instruments and forward loan sale commitments in the consolidated balance sheets:

	Assets			Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2015
Derivative loan commitments		$		N/A	$—
Commitments hedged with best efforts	Other assets		162	N/A	—
Commitments hedged with TBA	Other assets		55	N/A	—

Total derivative commitments			217	N/A	—

Forward loan sale commitments				N/A	—
Best efforts contracts	N/A		—	Other liabilities	175
Mandatory delivery contracts	Other assets		3	N/A	—
TBA securities	N/A		—	Other liabilities	5

Total forward loans sale commitments			3		180

Total derivative loan and forward loan sale commitments			$220		$180

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2014
Derivative loan commitments	Other assets	$98	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	96

Total derivatives not designated as hedging instruments		$98		$96

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

10. OFF-BALANCE SHEET ACTIVITIES AND MORTGAGE BANKING (Continued)

Interest Rate Risk Management—Derivative Instruments not Designated as Hedging Instruments

        The following table presents information pertaining to the gains and losses on Bank's derivative instruments and forward commitments to sell loans not designated as hedging instruments:

		Years Ended December 31,
	Location of Gain/(Loss)	2015	2014
		(In thousands)
Derivative loan commitments—best efforts	Net gain on sales of loans and other mortgage banking income	$162	$102
Derivative loan commitments—TBA	Net gain on sales of loans and other mortgage banking income	55	—
Best efforts contracts	Net gain on sales of loans and other mortgage banking income	(175)	(344)
Mandatory delivery contracts	Net gain on sales of loans and other mortgage banking income	3	—
TBA securities	Net gain on sales of loans and other mortgage banking income	(5)	—

Total		$40	$(242)

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

Legal and Other Loss Contingencies

        Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank's consolidated financial statements at December 31, 2015 and 2014.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

11. LOANS TO RELATED PARTIES

        Information pertaining to loans to directors, executive officers and their associates is as follows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Balance at beginning of year	$1,307	$1,274
Principal additions	238	441
Principal payments	(463)	(408)

Balance at end of year	$1,082	$1,307

        In the ordinary course of business, the Bank has granted loans to officers and directors. The Bank has an Employee Loan Discount Program which allows rates to be reduced by 1% with a floor rate of 4%.

        On January 30, 2013, the Bank modified a related party loan to an officer that resulted in an unsecured residential loan in the amount of $482,000, which has a balance outstanding of $428,000 at December 31, 2015, which is current at December 31, 2015.

12. INCOME TAXES

        Allocation of income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Current tax expense (benefit):
Federal	$688	$(63)
State	210	111

	898	48

Deferred tax expense (benefit):
Federal	107	(469)
State	148	(109)

	255	(578)

Total income tax expense (benefit)	$1,153	$(530)

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

12. INCOME TAXES (Continued)

        The reasons for the differences between the statutory federal income tax expense (benefit) and the actual tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Statutory tax expense (benefit) at 34%	$945	$(508)
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	236	1
Other, net	(28)	(23)

	$1,153	$(530)

        The tax effects of each item that give rise to deferred taxes are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$877	$775
Employee benefits	969	595
Non-accrual interest	100	68
Defined benefit pension plan	182	226
Charitable contribution carryforwards	542	558
Organization costs	133	144
Impairment on real estate held for sale	472	287
Other, net	25	97

Total deferred tax assets	3,300	2,750

Deferred tax liabilities:
Premises and equipment, net	(639)	(374)
Net deferred loan costs	(1,536)	(1,115)
Mortgage derivatives	(216)	(88)
Other, net	(94)	(59)

Total deferred tax liabilities	(2,485)	(1,636)

Deferred tax asset, net	$815	$1,114

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

12. INCOME TAXES (Continued)

        A summary of the change in deferred taxes is as follows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Balance at beginning of year	$1,114	$440
Deferred tax (expense) benefit	(255)	578
Unrealized gain/loss pertaining to defined benefit pension plan	(44)	96

Balance at end of year	$815	$1,114

        The Bank has a net deferred tax asset of $542,000 relating to charitable contribution carry forwards that must be utilized by the income tax year ending December 31, 2019. Charitable contributions are generally limited to a ten percent of taxable income deduction. At December 31, 2015 and 2014, the Bank has no ASC 740-10 unrecognized tax benefits. The Bank does not expect the total amount of the unrecognized tax benefits to significantly increase within the next twelve months. The Bank's income tax returns are subject to review and examination by federal and state taxing authorities. The Bank is subject to U.S. federal income tax as well as income tax in various state taxing jurisdictions. The Bank is no longer subject to examination by federal and state taxing authorities for years prior to the year ended December 31, 2012.

13. MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) Common Equity Tier 1 to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Bank meet all capital adequacy requirements to which it is subject.

        As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

13. MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

        In July, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies ("banking organizations"). Among other things, the rule establishes a new Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

        Capital ratios at December 31, 2015 are calculated under the requirements of BASEL III, whereas capital ratios at December 31, 2014 are calculated under the requirements of BASEL I, and as a result, are not considered comparative. The Bank's actual and minimum required capital amounts at December 31, 2015 and 2014 are as follows:

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital (to risk weighted assets)	$55,355	13.03%	$33,993	8.00%	$42,491	10.00%
Tier 1 capital (to risk weighted assets)	53,161	12.51	25,495	6.00%	33,993	8.00%
Common Equity Tier 1 (to risk weighted assets)	53,161	12.51	19,121	4.50%	27,619	6.50%
Tier 1 leverage capital (to average assets)	53,161	10.06	21,148	4.00%	26,435	5.00%
December 31, 2014
Total capital (to risk weighted assets)	$53,434	15.27%	$27,987	8.00%	$34,984	10.00%
Tier 1 capital (to risk weighted assets)	51,492	14.72	13,994	4.00	20,990	6.00
Tier 1 capital (to average assets)	51,492	11.63	17,707	4.00	22,133	5.00

        On April 9, 2015, the Board of Governors of the Federal Reserve System issued the Final Rule to implement Public law 113-250 enacted on December 18, 2014 that updates the Small Bank Holding Company Policy Statement ("Policy Statement"), which became effective in May 2015. Pursuant to the Policy Statement, capital rules and reporting requirements will not apply to the small bank holding companies (defined as less than $1.0 billion in assets) which meet the following criteria: (1) not engaged in significant non-bank activities; (2) no significant off-balance sheet activities conducted through a non-bank subsidiary, and (3) no material amount of SEC registered debt or equity securities outstanding (other than trust preferred). The Bank will still be subject to the capital rules and reporting requirements, though the holding company will be exempt.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

14. FAIR VALUES OF ASSETS AND LIABILITIES

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

Years Ended December 31, 2015 and 2014

14. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

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

        The estimates of fair value of financial instruments were based on information available at December 31, 2015 and 2014 and are not indicative of the fair value of those instruments as of the date of this report. These estimates do not include any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular instrument. The fair value of the Corporation's time deposit liabilities do not take into consideration the value of the Corporation's long-term relationships with depositors, which may have significant value.

        Because no active market exists for a portion of the Corporation's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        Fair value estimates were based on existing on- and off-balance sheet financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including premises and equipment, foreclosed real estate, and real estate held for sale.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        At December 31, 2015 and 2014, there are no assets or liabilities measured at fair value on a recurring basis other than loans held for sale, mortgage derivatives and forward commitments to sell loans. See Note 10.

        Fair value changes in mortgage banking derivatives and commitments to sell fixed-rate residential mortgages subsequent to inception are estimated using anticipated market prices based on pricing indications provided from syndicate banks and consideration of pull-through and fallout rates derived from the Bank's internal data and adjusted using management judgment. Mortgage banking derivatives include the non-refundable costs of originating the loan based on the Bank's internal cost analysis that

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

14. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

is not observable. The fair value of the mortgage banking derivatives and forward commitments to sell using best efforts contracts are considered to be Level 3 assets.

        The following table shows significant unobservable inputs used in the recurring fair value measurements of Level 3 assets and liabilities:

Measurements	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2015
Derivative loan commitments	$217	Investor pricing	Pull-through rate	79.6% - 100%
Forward loan sale commitments—best efforts contracts	(175)	Investor pricing	Pull-through rate	82.5% - 100%
December 31, 2014
Derivative loan commitments	$98	Investor pricing	Pull-through rate	82.5 - 100%
Forward loan sale commitments	(96)	Investor pricing	Pull through rate	82.5% - 100%

        The table below presents (in thousands), for the years ended December 31, 2015 and 2014, the changes in Level 3 assets and liabilities, consisting of derivative loan and forward sale commitments, that are measured on a recurring basis. There were no transfers between levels during the periods presented.

	2015	2014
Balance at beginning of year	2	244
Gains (loss) arising during the period	—	—
Gains (loss) on new commitments during the period	42	(24)
Reclassifications of realized gains on settled commitments	(2)	(218)

Balance at end of year	$42	$2

Assets Measured at Fair Value on a Non-recurring Basis

        The Bank may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

14. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

adjustment and the carrying value of the related individual assets as of December 31, 2015 and 2014. The losses represent the amount of write-downs during the year on assets held at year end.

	December 31, 2015			Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Foreclosed real estate	$—	$—	$710	$46
Impaired loans	—	—	1,176	(47)
Real estate held for sale	—	3,305	—	581

	$—	$3,305	$1,886	$580

	December 31, 2014			Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Foreclosed real estate	$—	$—	$1,285	$89
Impaired loans	—	—	2,075	144
Real estate held for sale	—	—	3,831	706

	$—	$—	$7,191	$939

        Losses applicable to impaired loans are estimated using the appraised value of the underlying collateral, discounted as necessary due to management's estimates of changes in market conditions, less selling costs. The loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses. Impaired loans of $1.2 million, net of specific reserves of $15,000, resulted in a credit provision of $47,000 in the current year.

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

        There are no liabilities measured at fair value on a non-recurring basis at December 31, 2015 or 2014.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

14. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

        The following table shows significant unobservable inputs used in the non-recurring fair value measurements of Level 3 assets:

Measurements	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2015
Foreclosed real estate	$710	Discounted appraisals	Collateral discounts	5 - 30%
Impaired loans	1,176	Discounted appraisals	Collateral discounts	5 - 30%
December 31, 2014
Foreclosed real estate	$1,285	Discounted appraisals	Collateral discounts	5 - 30%
Impaired loans	2,075	Discounted appraisals	Collateral discounts	5 - 30%
Real estate held for sale	3,831	Appraisal	Selling costs	5 - 6%

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

        Effective January 1, 2015, the Bank has elected the fair value option for loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on loans held for investment. None of these loans are 90 days or more past due or on non-accrual as of December 31, 2015.

        As of December 31, 2015, the aggregate fair value, contractual balance and gain or loss was as follows:

2015
(in thousands)
Aggregate fair value	$18,952
Contractual balance	18,268
Gain (loss)	684

        The total amount of gains and losses from changes in fair value included in earnings for the year ended December 31, 2015 for loans held for sale was $684,000.

        The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Bank's financial instruments as of December 31, 2015 and 2014. The tables exclude financial instruments for which the carrying value approximates fair value and derivatives. Financial assets for which the fair value approximates carrying value include cash and cash equivalents,

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

14. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

certificates of deposit and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits and accrued interest payable.

	December 31, 2015
			Fair Value Measurements
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Loans, net of allowance for loan losses	$467,023	$471,245	$—	$—	$471,245
Loans held for sale	18,952	18,952	—	18,952	—
FHLB stock	5,283	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	109,038	109,423	—	109,423	—
Borrowed funds	115,500	115,495	—	115,495	—

	December 31, 2014
			Fair Value Measurements
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Loans, net of allowance for loan losses	$383,909	$387,560	$—	$—	$387,560
Loan held for sale	10,995	11,173	—	—	11,173
FHLB stock	3,207	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	118,206	119,987	—	119,987	—
Borrowed funds	47,800	47,809	—	47,809	—

(1)
Excluded from this table are certain financial instruments that approximate fair value, as they were short-term in nature or payable on demand. These include cash and cash equivalents, certificates of deposit, accrued interest receivable, non-term deposit accounts, and accrued interest payable. The respective carrying values of cash and cash equivalents, certificates of deposit and non-term deposit accounts would all be considered to be classified within Level 1 of their fair value hierarchy. The $1.4 million and $1.3 million carrying value of accrued interest receivable on loans at December 31, 2015 and December 31, 2014, would generally be considered Level 3 in the fair value hierarchy and the carrying value of accrued interest payable of $24,000 and $11,000 would be considered Level 2 at December 31, 2015 and December 31, 2014, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

15. PARENT COMPANY FINANCIAL STATEMENTS

        Condensed financial information relative to the Parent Company's balance sheets at December 31, 2015 and 2014 and the related statements of net income and loss and cash flows for the year ended December 31, 2015 and 2014 are presented below. The statement of stockholders' equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.

BALANCE SHEETS

	December 31 2015	December 31 2014
	(in thousands)
Assets
Cash	$7,650	$11,808
Certificates of Deposit	6,074	3,016
Investments in subsidiaries	53,471	51,594
Note receivable from subsidiary	3,741	3,849
Other assets	12	238

Total assets	$70,948	$70,505

Liabilities and stockholders' equity
Other liabilities	$26	$1
Stockholders' equity	70,922	70,504

Total liabilities and stockholders' equity	$70,948	$70,505

STATEMENTS OF NET INCOME (LOSS)

	Year-ended December 31	Year-ended December 31
	2015	2014
	(in thousands)
Income
Interest income	$225	$212
Expenses
Other expenses	229	216

Loss before income taxes and equity in undistributed income (loss) of subsidiaries	(4)	(4)
Income tax benefit	(1)	(1)

Loss of parent company	(3)	(3)

Equity in undistributed income (loss) of subsidiaries	1,631	(962)

Net income (loss)	$1,628	$(965)

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

15. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

	Year-ended December 31	Year-ended December 31
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,628	$(965)
Adjustments to reconcile net loss to cash used in operating activities
Change in other assets	225	(238)
Change in other liabilities	25	1
Equity in undistributed income (loss) of subsidiaries	(1,631)	962

Net cash provided by (used in) operating activities	247	(240)
Cash flows used in investing activities:
Purchase of certificates of deposit	(3,058)	(3,016)
Change in note receivable from subsidiary, net	108	(3,849)

Net cash used in investing activities	(2,950)	(6,865)
Cash flows used in financing activities:
Repurchase of common stock	(1,455)	—
Issuance of common stock for initial public offering	—	46,345
Purchase of common stock by ESOP	—	(3,959)
Proceeds from initial public offering contributed to subsidiary	—	(23,473)

Net cash provided by (used in) financing activities	(1,455)	18,913

Net increase (decrease) in cash and cash equivalents	(4,158)	11,808
Cash and cash equivalents at the beginning of the year	11,808	—

Cash and cash equivalents at the end of the year	$7,650	$11,808

16. EARNINGS PER SHARE AND STOCK REPURCHASE

        The factors used in the earnings per share computation follow:

2015
(in thousands)
Basic and Diluted;
Net income	$1,628

Weighted average common shares outstanding	4,901
Less: Average unallocated ESOP shares	372

Average shares	4,529

Basic and diluted earnings per common share	$0.36

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2015 and 2014

16. EARNINGS PER SHARE AND STOCK REPURCHASE (Continued)

        Earnings (loss) per share is not presented for the year ended December 31, 2014 as common shares had not been outstanding during the entire period. On January 30, 2015, the Company announced that the Board of Directors adopted its first stock repurchase program. Under the repurchase program, the Company is authorized to repurchase up to 247,459 shares of its common stock, or approximately 5% of its outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. During the year ended December 31, 2015, 126,900 shares were repurchased for a cost of $1.5 million.

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

17. SUBSEQUENT EVENTS

        In February 2016, the Compensation Committee of the Board of Directors authorized the grant of 91,225 options at a strike price of $12.41 and 39,045 shares of restricted stock to directors and certain key senior executives. The options and the restricted stock vest over a five year period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable

Item 9A.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

  (c)
  Changes in internal controls

        There were no significant changes made in our internal control over financial reporting during the Company's fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The "Proposal I—Election of Directors" section of the Company's definitive proxy statement for the Company's 2016 Annual Meeting of Shareholders (the "2016 Proxy Statement") is incorporated herein by reference.

Item 11.    Executive Compensation

        The "Proposal I—Election of Directors" section of the Company's 2016 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The "Proposal I—Election of Directors" section of the Company's 2016 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The "Transactions with Certain Related Persons" section of the Company's 2016 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The "Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm" Section of the Company's 2016 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  (1)  Financial Statements

        The following are filed as a part of this report by means of incorporation by reference to Coastway Bancorp, Inc.'s 2015 Annual Report to Stockholders:

  (A)
  Report of Independent Registered Public Accounting Firm

  (B)
  Consolidated Balance Sheets—at December 31, 2015 and 2014

  (C)
  Consolidated Statements of Income (Loss)—Years ended December 31, 2015 and 2014

  (D)
  Consolidated Statements of Comprehensive Income (Loss)—Years ended December 31, 2015 and 2014

  (E)
  Consolidated Statements of Cash Flows—Years ended December 31, 2015 and 2014

  (F)
  Notes to Consolidated Financial Statements.

  (a)
  (2)  Financial Statement Schedules

        None.

  (a)
  (3)  Exhibits

3.1	Articles of Incorporation of Coastway Bancorp, Inc.(1)
3.2	Bylaws of Coastway Bancorp, Inc.(2)
3.3	Articles of Amendment to the Articles of Incorporation of Coastway Bancorp, Inc.(3)
4	Form of Common Stock Certificate of Coastway Bancorp, Inc.(4)
10.1	Employment Agreement between Coastway Community Bank and William A. White, and amendment(5)
10.2	Form of Coastway Community Bank Change in Control Severance Plan(6)
10.3	Supplemental Executive Retirement Plan for William A. White(7)
10.4	Supplemental Executive Retirement Plan for Certain Executives(8)
10.5	2015 Equity Incentive Plan(9)
10.6	Annual Incentive Plan
13	Annual Report to Stockholders
21	Subsidiaries of Registrant(10)
23.1	Consent of Crowe Horwath, LLP
23.2	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (v) the notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

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

(7)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, of Coastway Bancorp, Inc. (file no. 001-36263) originally filed with the Securities and Exchange Commission on April 29, 2015.

(8)
Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Coastway Bancorp, Inc. (file no. 001-36263), originally filed with the Securities and Exchange Commission on March 26, 2014.

(9)
Incorporated by reference to Appendix A of the 2015 Proxy Statement on Schedule 14A of Coastway Bancorp, Inc. (file no. 001-36263), originally filed with the Securities and Exchange Commission on April 9, 2015.

(10)
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

COASTWAY BANCORP, INC.
Date: March 15, 2016	By:	/s/ WILLIAM A. WHITE William A. White President and Chief Executive Officer (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM A. WHITE William A. White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016
/s/ JEANETTE FRITZ Jeanette Fritz	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2016
/s/ MARK E. CREVIER Mark E. Crevier	Chairman of the Board	March 15, 2016
/s/ PHILLIP KYDD Phillip Kydd	Vice Chairman of the Board	March 15, 2016
/s/ LYNDA DICKINSON Lynda Dickinson	Director	March 15, 2016
/s/ DAVID P. DISANTO David P. DiSanto	Director	March 15, 2016
/s/ FRANCIS X. FLAHERTY Hon. Francis X. Flaherty	Director	March 15, 2016
/s/ JAMES P. FIORE James P. Fiore	Director	March 15, 2016

Signatures	Title	Date

/s/ DENNIS M. MURPHY Dennis M. Murphy	Director	March 15, 2016
/s/ DEBRA M. PAUL Debra M. Paul	Director	March 15, 2016