Form 10-Q
period 2016-03-31
Coastway Bancorp, Inc.
filed 2016-05-06
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO                 .

For the quarterly period ended March 31, 2016

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

As of April 30, 2016 there were 4,773,379 shares of the issuer's common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except per share amounts)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$3,007	$3,041
Interest-earning deposits	10,012	15,281
Total cash and cash equivalents	13,019	18,322
Certificates of deposit	6,084	6,074
Federal Home Loan Bank stock, at cost	5,500	5,283
Loans, net of allowance for loan losses of $2,283 and $2,194, respectively	491,103	467,023
Loans held for sale	12,677	18,952
Premises and equipment, net	31,478	31,407
Accrued interest receivable	1,530	1,414
Real estate held for sale	—	3,305
Foreclosed real estate	710	710
Bank-owned life insurance	4,358	4,326
Net deferred tax asset	308	815
Other assets	6,237	7,506
Total assets	$573,004	$565,137

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$282,321	$277,559
Non-interest-bearing	93,657	95,960
Total deposits	375,978	373,519
Borrowed funds	121,000	115,500
Accrued expenses and other liabilities	5,025	5,196
Total liabilities	502,003	494,215

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; and 4,773,379 and 4,822,279 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	48	48
Additional paid-in capital	45,494	46,094
Retained earnings	29,336	28,697
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,603)	(3,643)
Accumulated other comprehensive loss	(274)	(274)
Total stockholders’ equity	71,001	70,922
	$573,004	$565,137

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Interest income:
Interest and fees on loans	$4,950	$4,092
Other interest income	73	37
Total interest income	5,023	4,129
Interest expense:
Interest on deposits	486	545
Interest on borrowed funds	144	35
Total interest expense	630	580
Net interest income	4,393	3,549
Provision for loan losses	109	99
Net interest income after provision for loan losses	4,284	3,450
Non-interest income:
Customer service fees	770	737
Net gain on sales of loans, and other mortgage banking income	884	1,061
Bank-owned life insurance income	32	34
Other income	46	41
Total non-interest income	1,732	1,873
Non-interest expenses:
Salary and employee benefits	2,711	2,382
Occupancy and equipment	816	915
Data processing	400	434
Professional fees	199	181
Deposit servicing	209	180
Foreclosed real estate	16	80
FDIC insurance assessment	97	93
Advertising	47	58
Other general and administrative	456	385
Total non-interest expenses	4,951	4,708
Income before income taxes	1,065	615
Income tax expense	426	242
Net income and comprehensive income	$639	$373

Weighted average common shares outstanding — basic	4,439,846	4,570,390
Weighted average common shares outstanding — diluted	4,440,276	4,570,390

Per share information:
Basic earnings per common share	$0.14	$0.08
Diluted earnings per common share	$0.14	$0.08

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Compensation-	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2015	4,822,279	$48	$46,094	$28,697	$(3,643)	$(274)	$70,922
Net income and comprehensive income	—	—	—	639	—	—	639
Common stock repurchased	(48,900)	—	(628)	—	—	—	(628)
Stock-based compensation	—	—	18	—	—	—	18
ESOP shares committed to be allocated (3,959 shares)	—	—	10	—	40	—	50
Balance at March 31, 2016	4,773,379	$48	$45,494	$29,336	$(3,603)	$(274)	$71,001

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$639	373
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	109	99
Loans originated for sale	(33,905)	(37,710)
Loans sold	40,978	37,671
Gain on sale of mortgage loans, net	(798)	(549)
Gain on sale of portfolio loans, net	—	(328)
Amortization of deferred loan costs	226	183
Loss on sale of real estate held for sale	11	—
Loss on foreclosed real estate	—	60
Depreciation and amortization expense	320	316
Income from Bank-owned life insurance	(32)	(34)
Deferred income tax expense (benefit)	507	83
ESOP expense	50	44
Stock-based compensation	18	—
Net change in:
Accrued interest receivable	(116)	—
Other, net	1,098	2,037
Net cash provided by operating activities	9,105	2,245
Cash flows from investing activities:
Purchase of and increases in certificates of deposit	(10)	(5)
Purchase of FHLB stock	(317)	—
Redemption of FHLB stock	100	—
Loan originations, net of principal payments	(16,678)	(6,015)
Purchase of loans from third party originations	(7,737)	(5,764)
Proceeds from portfolio loans sold	—	4,492
Proceeds from the sale of real estate held for sale	3,294	—
Proceeds from sale of foreclosed real estate	—	354
Purchases of premises and equipment	(391)	(355)
Net cash used by investing activities	(21,739)	(7,293)
Cash flows from financing activities:
Net increase in deposits	2,459	15,648
Net change in short-term borrowed funds	5,500	(9,500)
Repayments of long-term borrowed funds	—	(1,300)
Repurchase of common stock	(628)	(97)
Net cash provided (used) by financing activities	7,331	4,751

Net change in cash and cash equivalents	(5,303)	(297)
Cash and cash equivalents at beginning of period	18,322	14,582
Cash and cash equivalents at end of period	$13,019	$14,285

Supplemental cash flow information:
Interest paid on deposits	$485	$544
Interest paid on borrowed funds	140	40
Income taxes paid	475	100

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

(1)                                 Basis of Presentation and Consolidation

General information

Coastway Bancorp, Inc., a Maryland chartered stock corporation (“Company” or “Corporation”), was formed to serve as the holding company for Coastway Community Bank.  Coastway Community Bank (the “Bank”) is a Rhode Island-chartered savings bank.  The Bank provides a variety of financial services to individuals and small businesses throughout Rhode Island.  Its primary deposit products are savings, demand, money market and term certificate accounts and its primary lending products are one-to four-family residential mortgage loans, home equity loans and lines of credit, commercial real estate and SBA loans.  .

Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries.  All significant intercompany transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the SEC for quarterly reports on Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Corporation’s annual report on Form 10-K.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the grant date.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s stock at the grant date is utilized for restricted stock awards.

Compensatoin cost is recognized over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of March 31, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

In February 2016, the FASB issued ASU 2016-02, which will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  However, unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet.

The accounting by organizations that own the assets leased by the lessee — also known as lessor accounting — will remain largely unchanged from current GAAP.  However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model.  The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  We are currently evaluating the impact of adoption of this standard.

On March 30, 2016, the Financial Accounting Standards Board (FASB) issued an ASU intended to improve the accounting for employee share-based payments.  The ASU affects all organizations that issue share-based payment awards to their employees.  The ASU, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment award transactions, including:

•                  The income tax consequences

•                  Classification of awards as either equity or liabilities, and

•                  Classification on the statement of cash flows.

For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early adoption is permitted for any organization in any interim or annual period.  We are currently evaluating the impact adoption of this standard but do not anticipate a material impact as share-based awards were first granted during the first quarter of 2016.

(2)                                 Certificates of Deposit

At March 31, 2016, a certificate of deposit totaling $3.0 million with an interest rate of 0.65% matures in December 2016 and a $3.1 million certificate of deposit with an interest rate of 0.65% matured in April 2016, and was not renewed.  Certificates of deposit are carried at cost which approximates fair value.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(3)                                 Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Residential real estate mortgage loans:
1-4 family	$224,591	$208,777
Home equity loans and lines of credit	76,913	76,881
Total residential real estate mortgage loans	301,504	285,658

Commercial:
Commercial real estate	129,226	125,782
Commercial business	11,662	8,918
Commercial construction	7,053	4,729
SBA	38,978	39,217
Total commercial loans	186,919	178,646
Consumer	1,176	1,252
Total loans	489,599	465,556

Allowance for loan losses	(2,283)	(2,194)
Net deferred loan costs	3,787	3,661
Loans, net	$491,103	$467,023

Residential one- to four-family loans of $224.6 million at March 31, 2016 and $208.8 million at December 31, 2015 include purchased loans which were individually underwritten based on the Bank’s credit standards, totaling $70.1 million and $64.1 million, respectively.  During the three months ended March 31, 2016 and 2015, the Bank purchased $7.6 million and $5.7 million of loans at a cost of $7.7 million and $5.8 million, respectively.  The loans purchased from third parties are located in New England, primarily Massachusetts.

Loan Segments

One-to four-family residential real estate and home equity — Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The Bank generally has first liens on one-to four-family residential real estate loans and first or second liens on property securing home equity loans and equity lines-of-credit.  Jumbo one- to four-family loans generally have maximum loan-to-value ratios of 95%.  Loan-to-value ratios of one- to four-family loans without private mortgage insurance may be made with loan-to-value ratios up to 95%.  Home equity loans and lines of credit may be underwritten with a loan-to-value ratio up to 80%.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Currently, under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.  Guaranteed portions of SBA loans totaled $24.6 million and $24.8 million at March 31, 2016 and December 31, 2015.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2016 and the year ended December 31, 2015.

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

On an annual basis, or more often if needed, the Bank formally reviews the ratings on commercial and SBA loans over $250,000.  On an annual basis, the Bank engages an independent third-party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review of its control process related to loan ratings.  Credit quality for residential real estate mortgage and consumer loans is determined by monitoring loan payment history and on-going communications with borrowers, and are not risk graded.  Non-performing homogenous loans are individually evaluated for impairment.

The following table presents the credit risk profile by internally assigned risk rating category at the dates indicated:

	March 31, 2016
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$121,942	$11,574	$7,053	$33,955	$174,524
Loans rated 5.5	5,549	88	—	1,348	6,985
Loans rated 6	74	—	—	1,647	1,721
Loans rated 7	1,661	—	—	2,028	3,689
Loans rated 8	—	—	—	—	—
	$129,226	$11,662	$7,053	$38,978	$186,919

	December 31, 2015
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$122,466	$8,826	$4,729	$34,182	$170,203
Loans rated 5.5	1,563	92	—	1,799	3,454
Loans rated 6	75	—	—	1,250	1,325
Loans rated 7	1,678	—	—	1,986	3,664
Loans rated 8	—	—	—	—	—
	$125,782	$8,918	$4,729	$39,217	$178,646

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

The following table presents past due loans as of the dates indicated.

March 31, 2016

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$397	$—	$1,107	$1,504	$—	$3,779
Home equity loans and lines of credit	912	11	247	1,170	—	783
Commercial real estate	—	—	130	130	—	235
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	146	—	525	671	—	532
Consumer	—	—	—	—	—	—
Total gross loans	$1,455	$11	$2,009	$3,475	$—	$5,329

December 31, 2015

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$1,156	$642	$370	$2,168	$—	$3,068
Home equity loans and lines of credit	1,250	239	30	1,519	—	466
Commercial real estate	—	—	239	239	—	239
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	—	467	467	—	467
Consumer	123	—	—	123	—	—
Total gross loans	$2,529	$881	$1,106	$4,516	$—	$4,240

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

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

March 31, 2016

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$5,192	$4,925	$4,098	$827	$23
Home equity loans & lines of credit	1,394	1,369	1,128	241	15
Commercial real estate	394	394	394	—	—
SBA	2,072	2,053	1,987	66	1
Consumer	14	14	—	14	3
Total	$9,066	$8,755	$7,607	$1,148	$42

December 31, 2015

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$4,458	$4,224	$3,287	$937	$43
Home equity loans & lines of credit	1,035	1,055	834	221	17
Commercial real estate	398	398	398	—	—
SBA	2,032	2,013	2,013	—	—
Consumer	14	14	—	14	3
Total	$7,937	$7,704	$6,532	$1,172	$63

Of the $2.1 million and $2.0 million of impaired SBA loans at March 31, 2016 and at December 31, 2015, respectively, guaranteed portions of such loans amounted to $1.7 million and $1.7 million, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$4,384	$36	$6,428	$45
Home equity loans & lines of credit	1,234	13	850	3
Commercial real estate	397	3	60	—
SBA	2,017	39	1,740	35
Consumer	14	—	22	—
Total	$8,046	$91	$9,100	$83

Troubled Debt Restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss. Total TDR loans, included in impaired loans as of March 31, 2016 and December 31, 2015 were $6.5 million and $6.6 million, respectively.  No additional funds are committed to be advanced in connection with TDR loans.  TDR loans on accrual status amounted to $3.4 million and $3.5 million at March 31, 2016 and December 31, 2015, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended March 31, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Home equity	1	$10	$10
Total	1	$10	$10

The troubled debt restructurings described above had no impact to the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2016.

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended March 31, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	3	$669
Total	3	$669

The troubled debt restructuring agreements described above resulted in a $20,000 charge-off during the three months ended March 31, 2016.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended March 31, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	1	$289	$289
Home equity	3	113	113
Commercial real estate	1	119	119
Total	5	$521	$521

The troubled debt restructurings described above had a $4,000 impact to the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2015.

Troubled debt restructuring agreements that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended March 31, 2015
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	2	$470
SBA	1	9
Total	3	$479

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended March 31, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2015	$863	$525	$503	$39	$21	$234	$9	$2,194
Provision (credit)	63	1	24	12	10	3	(4)	109
Loans charged-off	(20)	(5)	—	—	—	—	—	(25)
Recoveries	—	1	—	—	—	1	3	5
Allowance at March 31, 2016	$906	$522	$527	$51	$31	$238	$8	$2,283

Three Months Ended March 31, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2014	$654	$584	$400	$28	$30	$236	$10	$1,942
Provision (credit)	111	10	25	(4)	(4)	(34)	(5)	99
Loans charged-off	—	(75)	—	—	—	(9)	—	(84)
Recoveries	—	—	—	—	—	14	4	18
Allowance at March 31, 2015	$765	$519	$425	$24	$26	$207	$9	$1,975

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

March 31, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$23	$15	$—	$—	$—	$1	$3	$42
Allowance for non-impaired loans	883	507	527	51	31	237	5	2,241
Total	$906	$522	$527	$51	$31	$238	$8	$2,283
Impaired loans	$4,925	$1,369	$394	$—	$—	$2,053	$14	$8,755
Non-impaired loans	219,666	75,544	128,832	11,662	7,053	36,925	1,162	480,844

Total loans	$224,591	$76,913	$129,226	$11,662	$7,053	$38,978	$1,176	$489,599

December 31, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$43	$17	$—	$—	$—	$—	$3	$63
Allowance for non-impaired loans	820	508	503	39	21	234	6	2,131
Total	$863	$525	$503	$39	$21	$234	$9	$2,194
Impaired loans	$4,224	$1,055	$398	$—	$—	$2,013	$14	$7,704
Non-impaired loans	204,553	75,826	125,384	8,918	4,729	37,204	1,238	457,852

Total loans	$208,777	$76,881	$125,782	$8,918	$4,729	$39,217	$1,252	$465,556

(4)                                 Employee Benefits

Deferred Compensation Supplemental Executive Plan

The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan (“DCSERP”) with a senior executive.  Effective during the first quarter of 2015, the DCSERP was amended to allow the executive to invest all or a portion of the deferred compensation in Corporation stock, provided that such stock will only be settled in Corporation stock.  The Rabbi Trust which holds the assets invested on behalf of the deferred compensation DCSERP, was also similarly amended and effective during the first quarter of 2015. The assets invested in bonds related to this Plan total $1.0 million at March 31, 2016 and $930,000 at December 31, 2015, and are included in other assets at fair value in the consolidated balance sheet.  The liability for the benefit obligation reported in accrued expenses and other liabilities totaled $1.0 million at March 31, 2016 and $930,000 at December 31, 2015. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at March 31, 2016 which is accounted for at its cost basis of $100,000, which is offset in stockholders’ equity by the benefit obligation of $100,000.

Supplemental Retirement Agreements

The Bank has entered into supplemental retirement agreements (“SERP”) with seven executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally ages 65-67.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally accrue as they are vested; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three months ended March 31, 2016 and 2015, SERP expense totaled $192,000 and $151,000, respectively.

Defined Benefit Pension Plan

Pension expense (income) totaled $5,000 and $5,000 for the three months ended March 31, 2016 and 2015, respectively. The Bank expects to contribute $19,000 during the plan year ending December 31, 2016.

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

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of March 31, 2016, the ESOP holds 395,543 shares, or 8% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal, which is currently 3.50% per annum at March 31, 2016.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the Investment Fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

March 31, 2016
Allocated	31,674
Distributions	(391)
Committed to be allocated	3,959
Unallocated	360,301
395,543

The fair value of unallocated shares was approximately $4.5 million at March 31, 2016.

Total expense recognized in connection with the ESOP for the three month period ended March 31, 2016 and 2015 was $50,000 and $44,000, respectively.

(5)                                 Other Stock-Based Compensation

On May 21, 2015, the Coastway Bancorp, Inc. stockholders approved the 2015 Equity Incentive Plan (“EIP”).  Types of awards permitted by the EIP include stock options, restricted stock awards, restricted stock units, and performance awards.  The number of shares available for issuance under the EIP was 692,885 at December 31, 2015.  Stock options under the EIP will generally expire ten years after the date of grant.  Unless otherwise determined by the Compensation Committee, awards under the EIP (other than Performance Awards) shall be granted with a vesting rate not exceeding twenty percent per year, with the first installment vesting no earlier than one year after the date of grant.  Upon an involuntary termination following a change in control, all stock options, restricted stock awards and units will become fully vested and performance awards will be deemed earned.  There were no awards granted under the EIP during the year ended December 31, 2015.

In February 2016, the Compensation Committee of the Board of Directors authorized the grant of 91,225 options at a strike price of $12.41 and 39,045 shares of restricted stock to directors and certain key senior executives.  The options and the restricted stock both vest over a five year period.  The $12.41 fair value of the restricted stock is based on the closing price of the Company’s common stock on the date of the grant.  The holders of restricted stock participate fully in rewards of stock ownership of the Company, including voting, and dividend rights when vested.  Restricted stock expense for the three month period ended March 31, 2016 was $12,000.  At March 31, 2016, there was $473,000 of unrecognized salary and employee benefits cost related to restricted stock.  The grant-date fair value of stock options of $2.59 was estimated using the Black-Scholes Option-Pricing Model.  Stock option expense for the three months ended March 31, 2016 was $6,000.  At March 31, 2016, there was $231,000 of unrecognized salary and employee benefits cost related to stock options.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following presents the assumptions were used in determining the grant-date fair value of stock options:

Volatility	13.52%

Weighted average forfeiture rate	00.00

Weighted average dividend yield	00.00

Expected Term	8 years

Weighted average risk free rate	1.56%

(6)                                 Earnings per Common Share

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

Earnings per common share have been computed as follows three months ended March 31, 2016 and 2015:

	2016	2015
(Dollars in thousands except per share amounts)
Net income applicable to common stock	$639	$373
Average number of common shares outstanding	4,802,121	4,948,502
Less: Average unallocated ESOP shares	(362,275)	(378,112)
Average number of common shares outstanding used to calculate basic earnings per share	4,439,846	4,570,390
Less: dilutive impact of stock options	—	—
dilutive effect unvested restricted stock awards	430	—
Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	4,440,276	4,570,390
Earnings per share — basic	$0.14	$0.08
Earnings per share — diluted	$0.14	$0.08

Stock options for 4,998 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2016 because they were anti-dilutive.  There were no stock options granted for the three months ended March 31, 2015 and as such, there was no impact on dilutive earnings per share.

On January 30, 2015, the Corporation authorized a program to repurchase, from time to time and as market and business conditions warrant, up to 247,499 shares of the Corporation’s common stock.  During the three months ended March 31, 2016, and 2015, 48,900 and 8,700 shares were repurchased for a cost of $628,000 and $97,000, respectively. There are 71,659 shares remaining that may yet be repurchased under this program.

(7)                                 Off-Balance Sheets Activities and Derivatives

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31,	December 31,
	2016	2015
	(In thousands)

Commitments to originate loans for portfolio	$12,923	$14,905
Commitments to originate loans to be sold	24,939	13,142
Commitments to purchase loans from third parties	1,446	5,988
Unfunded commitments under home equity lines of credit	52,507	51,639
Unfunded commitments under commercial lines of credit	14,004	11,542
Unfunded commitments under SBA lines of credit	5,105	4,340
Unfunded commitments under overdraft lines of credit	180	181
Unadvanced funds on construction loans	7,233	7,225

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

Mortgage Banking

At March 31, 2016, the Bank had $24.9 million of interest rate lock commitments to borrowers and loans held for sale of $12.7 million with $34.2 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open To Be Announced securities (“TBAs”) with a notional amount of $9.3 million, mandatory delivery contracts with a notional amount of $2.3 million, and best efforts contracts with a notional amount of $22.7 million.  The Bank has $2.8 million of closed hedge instruments that are not settled at March 31, 2016.

At December 31, 2015, the Bank had $13.1 million of interest rate lock commitments to borrowers and loans held for sale of $19.0 million with $31.3 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open TBAs with a notional amount of $4.0 million, mandatory delivery contracts with a notional amount of $2.8 million, and best efforts contracts with a notional amount of $24.5 million.  The Bank had $4.8 million of closed hedge instruments that are not settled at December 31, 2015.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the fair values of derivative instruments and forward loan sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
March 31, 2016

Derivative loan commitments
Commitments hedged with best efforts	Other assets	$507	N/A	$—
Commitments hedged with TBA	Other assets	260	N/A	—
Total derivative commitments		767	N/A	—

Forward loan sale commitments
Best efforts contracts	N/A	—	Other liabilities	413
Mandatory delivery contracts	N/A	—	Other liabilities	5
TBA securities	N/A	—	Other liabilities	66
Total forward loans sale commitments		—		484
Total derivative loan and forward loan sale commitments		$767		$484

December 31, 2015

Derivative loan commitments
Commitments hedged with best efforts	Other assets	$162	N/A	$—
Commitments hedged with TBA	Other assets	55	N/A	—
Total derivative commitments		217	N/A	—

Forward loan sale commitments			N/A	—
Best efforts contracts	N/A	—	Other liabilities	175
Mandatory delivery contracts	Other assets	3	N/A	—
TBA securities	N/A	—	Other liabilities	5
Total forward loans sale commitments		3		180
Total derivative loan and forward loan sale commitments		$220		$180

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents information pertaining to the gains and losses on Bank’s derivative loan commitments not designated as hedging instruments and forward loan sale commitments:

		Three Months Ended March 31,
	Location of Gain/(Loss)	2016	2015
		(In thousands)
Derivative loan commitments	Net gain on sales of loans and other mortgage banking income	$550	$61
Best efforts contracts	Net gain (loss) on sales of loans and other mortgage banking income	(238)	60
Mandatory delivery contracts	Net gain (loss) on sales of loans and other mortgage banking income	(8)	—
TBA securities	Net gain (loss) on sales of loans and other mortgage banking income	(61)	—
		$243	$121

(8)                                 Fair Value Measurements

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

Effective January 1, 2015, the Bank elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed mortgage loans intended for sale and transferred the placement of loans held for sale to Level 2 in the fair value hierarchy.  ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards.  The Bank elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values for the loans with changes in the fair value of the forward loan sale contracts used to economically hedge them.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $12.7 million, $12.2 million and $526,000 at March 31, 2016.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $19.0 million, $18.3 million and $684,000 at December 31, 2015.  The change in fair value of loans held for sale reported as a component of net gains on sale of loans and other mortgage banking income was $(158,000) and $60,000 for the three months ended March 31, 2016 and 2015, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2016
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$12,677	$—
Derivative loan commitments	—	—	767
Liabilities measured on a recurring basis:
Forward loan sale commitments:
Best efforts contracts	—	—	413
TBA securities	—	66	—
Mandatory delivery contracts	—	5	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	791
Foreclosed real estate	—	—	710

	December 31, 2015
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$18,952	$—
Derivative loan commitments	—	—	217
Forward sale mandatory delivery contracts	—	3	—
Liabilities measured on a recurring basis:
Forward loan sale commitments:
Best efforts contracts	—	—	175
TBA securities	—	5	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	1,084
Foreclosed real estate	—	—	710
Real estate held for sale	—	3,305	—

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2016 or the year ended December 31, 2015.

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss. The provision to the allowance for loan losses related to collateral dependent impaired loans recorded at fair value for the three months ended March 31, 2016 and 2015, totaled $1,000 and $108,000, respectively.  The carrying value of impaired loans recorded at fair value is $791,000, net of $20,000 in charge-offs and specific reserves of $16,000 at March 31, 2016. The carrying value of impaired loans recorded at fair value was $1.1 million net of $28,000 in charge-offs and $15,000 in specific reserves at December 31, 2015.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.  There were no losses on foreclosed real estate held at period end for the three months ended March 31, 2016 and 2015.

When real estate is determined to be held for sale, it is recorded at the lower of estimated fair value less estimated cost to sell.  The fair value less costs to sell is determined based on current appraisals that utilize prices in observed transactions involving similar assets or estimated selling price less costs to sell. There were no write-downs on real estate held for sale during the three months ended March 31, 2016 and 2015.  The Bank recorded a loss of $11,000 upon the sale of its two real estate held for sale properties during the three months ended March 31, 2016.

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

The table below presents for the three months ended March 31, 2016 and 2015, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
(Dollars in thousands)	2016	2015

Balance at beginning of period	$42	$2
Gains on new commitments during the period	375	121
Gains (losses) arising during the period	—	—
Reclassifications of realized gains (losses) on settled commitments	(63)	(1)
Balance at end of period	$354	$122

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

March 31, 2016

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$767	Investor pricing	Pull-through rate	79.2% – 100%
Liabilities measured on a recurring basis:
Forward loan sale commitments	(413)	Investor pricing	Pull-through rate	82.5% – 100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	791	Discounted appraisal	Collateral discounts	5 – 30%
Foreclosed real estate	710	Discounted appraisal	Collateral discounts	5 – 30%

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

December 31, 2015

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative commitments	$217	Investor pricing	Pull-through rate	79.6% – 100%

Liabilities measured on a recurring basis:
Forward loan sale commitments	(175)	Investor pricing	Pull-through rate	82.5% – 100%

Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,084	Discounted appraisals	Collateral discounts	5 – 30%
Foreclosed real estate	710	Discounted appraisals	Collateral discounts	5 – 30%

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

The estimates of fair value of financial instruments were based on information available at March 31, 2016 and December 31, 2015 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	March 31, 2016 (unaudited)		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$491,103	$501,084	$—	$—	$501,084
FHLB stock	5,500	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	111,209	111,602	—	111,602	—
Borrowed funds	121,000	120,997	—	120,997	—

	December 31, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$467,023	$471,245	$—	$—	$471,245
FHLB stock	5,283	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	109,038	109,423	—	109,423	—
Borrowed funds	115,500	115,495	—	115,495	—

(1)  Excluded from this table are certain financial instruments that approximate fair value, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, certificates of deposit, accrued interest receivable, non-term deposit accounts, and accrued interest payable.  The respective carrying values of cash and cash equivalents, certificates of deposit and non-term deposit accounts would all be considered to be classified within Level 1 of their fair value hierarchy.  The $1.5 million and $1.4 million carrying value of accrued interest receivable on loans would generally be considered Level 3 in the fair value hierarchy and the carrying value of accrued interest payable of $28,000 and $24,000 at March 31, 2016 and December 31, 2015, respectively would be considered Level 2.

Item 2 -     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Corporation’s (also referred to herein as, “Company’s” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Corporation’s 2015 consolidated financial statements.

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

Accounting Policies/Critical Accounting Estimates

As discussed in the 2015 consolidated financial statements included in the Corporation’s annual report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of real estate held for sale and the valuation of loans held for sale, mortgage banking derivatives and commitments to sell fixed—rate residential mortgages.  The Corporation has not changed its significant accounting and reporting policies from those disclosed in its 2015 consolidated financial statements.

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

The Corporation’s earnings are largely dependent on net interest income which is the difference between interest earned on loans, investments and cash and cash equivalents, and the cost of funding (primarily deposits and borrowed funds).  The re-pricing frequency of the Corporation’s assets and liabilities are not identical, and therefore subject the Corporation to the risk of adverse changes in interest rates.  Historically, our interest-earning assets had re-priced more quickly than our interest-bearing liabilities, which make us vulnerable to decreases in interest rates.  Due to the growth in the residential one- to four-family residential loan portfolio, coupled with the increase in short-term borrowed funds, our interest-bearing liabilities may re-price more quickly than our interest-earning assets in the first two to three of years in an increasing interest rate environment, and then revert back to interest-earning assets re-pricing more quickly than our interest-bearing liabilities thereafter.  The Corporation’s earnings are also dependent on the net gains on sales of loans, and other mortgage banking income, which is volatile.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale.  Weak or deteriorating economic conditions also tend to reduce loan demand.  The Corporation’s operating expenses are high as a percentage of net interest income and non-interest income, due to prior branch growth and increase in personnel as we positioned the Bank for future growth.

Net income was $639,000 for the three months ended March 31, 2016 as compared to a net income of $373,000 for the three months ended March 31, 2015.  The earnings results for the three months ended March 31, 2016 as compared to the same period in 2015 were impacted by an $844,000 increase in net interest income, primarily due to growth in loan interest income of $858,000.  During the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, we recorded an increase in the provision for loan losses of $10,000, and had a decrease in total non-interest income of $141,000, an increase of $243,000 in non-interest expense, and an increase in income tax expense of $184,000. The decrease in non-interest income was primarily the result of SBA loans sold totaling $4.2 million for a gain of $328,000 during the three months ended March 31, 2015 as compared to no SBA loan sales during the three months ended March 31, 2016.  Excluding the impact of the SBA loan sale in 2015, non-interest income increased $217,000, primarily due to an increase in the net gain on sale of mortgage loans, and other mortgage banking income of $181,000. The $243,000 increase in non-interest expense for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to increases in salary and employee benefits expense of $329,000 primarily due to an increase in full time equivalent employees (FTEs), a $41,000 increase in SERP expense, general merit increases, and $18,000 in stock-based compensation related to awards made under our 2015 Equity Incentive Plan.  Partially offsetting the increase in salary and employee benefits expense, occupancy and equipment expense decreased $99,000 primarily due to decreased snow removal costs and a decrease in real estate taxes due to the sale of real estate held for sale. The increase in income tax expense was primarily due to increased pre-tax income.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Assets.  Our total assets increased $7.9 million, or 1.4%, to $573.0 million at March 31, 2016 from $565.1 million at December 31, 2015 primarily due to loan growth. Total loans (excluding loans held for sale) increased $24.0 million, or 5.2%, to $489.6 million at March 31, 2016 from $465.6 million at December 31, 2015.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $15.8 million, or 7.6%, to $224.6 million at March 31, 2016 from $208.8 million at December 31, 2015. Residential one-to four-family loans increased due to purchases of $7.6 million of loans at a purchase price of $7.7 million from third parties as well as organic loan growth. Commercial real estate loans increased $3.4 million, or 2.7% to $129.2 million at March 31, 2016 as compared to $125.8 million at December 31, 2015.  Commercial business loans increased $2.7 million or 30.8% to $11.7 million at March 31, 2016 from $8.9 million at December 31, 2015, primarily due to an increase in the drawn amount related to a business line of credit. Cash and cash equivalents declined $5.3 million during the three months ended March 31, 2016 due to an inflow of deposits on December 31, 2015 based on the holiday weekend.

Loans.  A summary of the balances of loans are as follows:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$224,591	45.87%	$208,777	44.84%
Home equity loans and lines of credit	76,913	15.71	76,881	16.51
Commercial real estate	129,226	26.40	125,782	27.02
Commercial business	11,662	2.38	8,918	1.92
Commercial construction	7,053	1.44	4,729	1.02
SBA loans	38,978	7.96	39,217	8.42
Consumer	1,176	0.24	1,252	0.27

Total loans	489,599	100.00%	465,556	100.00%
Net deferred loan costs	3,787		3,661
Allowance for loan losses	(2,283)		(2,194)
Total loans, net	$491,103		$467,023

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $2.5 million, or 0.7%, to $376.0 million at March 31, 2016 from $373.5 million at December 31, 2015.  The increase in deposits was primarily as a result of an increase in certificates of deposit and savings accounts.  Certificates of deposit increased $2.2 million, or 2.0%.  The increase in certificates of deposit was primarily in the five-year maturity category as we increased our interest rates paid in September 2015.  Savings and interest bearing demand deposit accounts increased $2.3 million, or 2.3%.  Non-interest bearing demand deposits decreased $2.3 million, or 2.4% from $96.0 million at December 31, 2015 to $93.7 million at March 31, 2016.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$93,657	24.91%	$95,960	25.69%
Money market accounts	69,257	18.42	69,036	18.48
Savings and interest bearing demand deposit accounts	100,430	26.71	98,133	26.28
Club accounts	1,425	0.38	1,352	0.36
Total transaction accounts	264,769	70.42	264,481	70.81
Certificates of deposit	111,209	29.58	109,038	29.19
Total deposits	$375,978	100.00%	$373,519	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston as an alternate funding source. Borrowed funds at March 31, 2016 totaled $121.0 million as compared to $115.5 million at December 31, 2015, an increase of $5.5 million, or 4.8%.  Borrowed funds at March 31, 2016 were comprised of $121.0 million of short-term advances at a weighted average rate of 0.48% as compared to short-term advances of $115.5 million at December 31, 2015 at a weighted average rate of 0.44%.  The increase in overnight advances during the three months ended March 31, 2016 was to fund loan growth.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $71.0 million at March 31, 2016 from $70.9 million at December 31, 2015.  The increase in stockholders’ equity was due to net income of $639,000, $50,000 of ESOP shares committed to be allocated, and $18,000 of stock-based compensation partially offset by stock repurchases of $628,000.

Nonperforming Assets

Loans on which the accrual of interest has been discontinued are designated as non-performing loans.  Accrual of interest on loans is generally discontinued when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is performing.  When a loan is placed on non-accrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans is applied against principal or interest or is recognized in income on a cash basis, until qualifying for return to accrual.  Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, the loan has performed in accordance with the contractual terms for a reasonable period of time and future payments are reasonably assured.

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

Non-performing loans increased to $5.3 million, or 1.09% of total loans at March 31, 2016, from $4.2 million, or 0.91% of total loans, at December 31, 2015 primarily due to a $711,000 increase in non-performing one- to four-family residential loans.  A residential one- to four-family loan with a balance of $762,000 was moved to non-performing status at March 31, 2016.  The estimated fair value of the collateral securing the $762,000 loan appears sufficient to protect against a potential loss.  Further, two home equity lines of credit totaling $250,000 were also added to non-performing based on their delinquency or maturity status during the three months ended March 31, 2016.

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

Non-performing assets increased $1.1 million during the three months ended March 31, 2016 to $6.0 million at March 31, 2016 from $4.9 million at December 31, 2015 due to the increase in non-performing loans discussed above.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$952	$193
Home equity loans and lines of credit	648	329
Commercial real estate loans	130	130
Commercial business loans	—	—
SBA loans	532	467
Commercial construction loans	—	—
Consumer loans	—	—
Total nonaccrual loans	2,262	1,119
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	2,827	2,875
Home equity loans and lines of credit	135	137
Commercial real estate loans	105	109
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	3,067	3,121
Total nonperforming loans	5,329	4,240
Foreclosed real estate:
Residential real estate mortgage loans:
1-4 family	463	463
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	247	247
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	710	710
Total nonperforming assets	$6,039	$4,950

Total accruing troubled debt restructured loans	$3,427	$3,465
Delinquent loans 60 — 89 days past due	$11	$881
Loans 60-89 days past due to total loans	0.00%	0.19%
Ratios:
Non-performing loans to total loans	1.09%	0.91%
Non-performing assets to total assets	1.05%	0.88%

For the three months ended March 31, 2016 and 2015, and for the year ended December 31, 2015, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $75,000, $78,000 and $190,000, respectively.  The amount that was included in interest income on such loans totaled $43,000, $40,000 and $123,000 for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015, respectively.

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

(Dollars in thousands)	March 31, 2016	December 31, 2015
Special mention	$1,721	$1,325
Substandard	3,689	3,664
Doubtful	—	—
Loss	—	—
Total classified and special mention loans	$5,410	$4,989

The level of classified and special mention loans increased by $421,000 to $5.4 million at March 31, 2016 from $5.0 million at December 31, 2015 principally due to downgrades on SBA loans previously classified as “watch list”.

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

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$2,194	$1,942

Provision for loan losses	109	99

Charge-offs:
Residential 1-4 family	(20)	—
Home equity loans and lines of credit	(5)	(75)
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	—	(9)
Commercial construction	—	—
Consumer	—	—
Total charge-offs	(25)	(84)
Recoveries on charged-off loans
Residential 1-4 family	—	—
Home equity loans and lines of credit	1	—
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	1	14
Commercial construction	—	—
Consumer	3	4
Total recoveries	5	18

Net charge-offs	(20)	(66)
Balance at end of period	$2,283	$1,975
Annualized net loans charge-offs to average loans outstanding	0.02%	0.07%
Allowance for loan losses to non-performing loans at end of period	42.84%	32.64%
Allowance for loan losses to total loans at end of period	0.47%	0.51%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015.

General.  Net income was $639,000 for the three months ended March 31, 2016 as compared to net income of $373,000 for the three months ended March 31, 2015.  The earnings results for the three months ended March 31, 2016 as compared to the same period in 2015 were impacted by an $844,000 increase in net interest income, primarily due to growth in loan interest income of $858,000.  During the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, we recorded an increase in the provision for loan losses of $10,000, and had a decrease in total non-interest income of $141,000, an increase of $243,000 in non-interest expense, and an increase in income tax expense of $184,000. The decrease in non-interest income was primarily the result of SBA loans sold totaling $4.2 million for a gain of $328,000 during the three months ended March 31, 2015 as compared to no SBA loan sales during the three months ended March 31, 2016.  Excluding the impact of the SBA loan sale in 2015, non-interest income increased $217,000, primarily due to an increase in the net gain on sale of mortgage loans, and other mortgage banking income of $181,000. The $243,000 increase in non-interest expense for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to increases in salary and employee benefits expense of $329,000 primarily due to an increase in full time equivalent employees (FTEs), a $41,000 increase in SERP expense, general merit increases, and $18,000 in stock-based compensation related to awards made under our 2015 Equity Incentive Plan.  Partially offsetting the increase in salary and employee benefits expense, occupancy and equipment expense decreased $99,000 primarily due to decreased snow removal costs and a decrease in real estate taxes due to the sale of real estate held for sale. The increase in income tax expense was primarily due to increased pre-tax income.

Interest Income.  Interest income increased $894,000, or 21.7%, to $5.0 million for the three months ended March 31, 2016 from $4.1 million for the three months ended March 31, 2015.  The increase reflected an increase in the average balance of interest earning assets of $97.9 million to $520.2 million for the three months ended March 31, 2016 as compared to $422.3 million for the three months ended March 31, 2015, partially offset by a decrease in the average yield on interest-earning assets to 3.88% for the three months ended March 31, 2016 as compared to 3.97% for the three months ended March 31, 2015.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $858,000, or 21.0%, to $5.0 million for the three months ended March 31, 2016 from $4.1 million for the three months ended March 31, 2015.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $95.5 million to $494.8 million for the three months ended March 31, 2016 as compared to $399.3 million for the three months ended March 31, 2015.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family and commercial real estate loan portfolios.  Partially offsetting the increase in average balance of loans, our average yield on loans decreased to 4.02% for the three months ended March 31, 2016 from 4.16% for the three months ended March 31, 2015 primarily due to a decline in market interest rates as well as the increase in residential one-to four- family residential loans as a percentage of our total loan portfolio which generally are originated at lower interest rates as compared to commercial real estate and SBA loans.

Interest Expense. Interest expense increased $50,000, or 8.6%, to $630,000 for the three months ended March 31, 2016 from $580,000 for the three months ended March 31, 2015 due to an increase in interest expense on borrowed funds of $109,000 partially offset by a $59,000, or 10.8%, decline in deposit interest expense.  Deposit interest expense declined due to a decline in the average cost of deposits of ten basis points to 0.71% for the three months ended March 31, 2016 as compared to 0.81% for the three months ended March 31, 2015 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.56% for the three months ended March 31, 2015 to 1.42% for the three months ended March 31, 2016.  The average balance of certificates of deposit decreased $8.5 million to $110.6 million for the three months ended March 31, 2016 as compared to $119.1 million for the three months ended March 31, 2015 as certain depositors chose not to extend maturity dates based on possible future interest rate increases.

Interest expense on borrowed funds increased $109,000 to $144,000 for the three months ended March 31, 2016 from $35,000 for the three months ended March 31, 2015 due to an increase in the average balance of borrowed funds as well as an increase in the cost of borrowed funds.  The average balance of borrowed funds increased $76.4 million to $117.9 million for the three months ended March 31, 2016 from $41.5 million for the three months ended March 31, 2015, as we increased short-term borrowings to fund loan growth.  The cost of borrowed funds increased to 0.49% for the three months ended March 31, 2016 from 0.34% for the three months ended March 31, 2015 due to the December 2015 increase in short-term interest rates.

Net Interest Income.  Net interest income increased $844,000 or 23.8%, to $4.4 million for the three months ended March 31, 2016 from $3.5 million for the three months ended March 31, 2015. This increase was due to both a $18.5 million increase in net interest-earning assets to $125.2 million for the three months ended March 31, 2016 and an increase in our interest rate spread of two basis points to 3.24% for the three months ended March 31, 2016 as compared to 3.22% for the prior year period.  The net interest margin increased one basis point to 3.42% for the three months ended March 31, 2016 from 3.41% for the three months ended March 31, 2015.

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

	Three months ended March 31, 2016 vs. 2015
	Net	Increase (decrease) due to
(Dollars in thousands)	Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$858	$957	$(99)
Cash and cash equivalents	9	(4)	13
Federal Home Loan Bank of Boston stock and other investments	27	26	1
Total interest-earning assets	894	979	(85)
Interest-bearing liabilities:
Money Market accounts	7	5	2
Savings accounts	1	2	(1)
Club accounts	—	—	—
Certificates of deposit	(67)	(54)	(13)
Borrowed funds	109	103	6
Total interest-bearing liabilities	50	56	(6)
Net interest income	$844	$923	$(79)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2016 and 2015.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2016			Three months ended March 31, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$494,778	$4,950	4.02%	$399,321	$4,092	4.16%
Cash and cash equivalents	13,829	30	0.87%	16,778	21	0.51%
Federal Home Loan Bank of Boston stock and other investments	11,586	43	1.49%	6,222	16	1.04%
Total interest-earning assets	520,193	5,023	3.88%	422,321	4,129	3.97%
Non-interest-earning assets	41,849			45,479
Total assets	$562,042			$467,800

Liabilities and Equity:
Money market accounts	$69,581	73	0.42%	$64,756	66	0.41%
Savings accounts	95,538	23	0.10%	88,940	22	0.10%
Club accounts	1,358	—	0.00%	1,300	—	—%
Certificates of deposit	110,555	390	1.42%	119,101	457	1.56%
Total interest-bearing deposits	277,032	486	0.71%	274,097	545	0.81%
Borrowed funds	117,944	144	0.49%	41,506	35	0.34%
Total interest bearing liabilities	394,976	630	0.64%	315,603	580	0.75%
Non-interest bearing deposits	90,213			76,317
Other liabilities	6,163			5,367
Total liabilities	491,352			397,287
Stockholders’ equity	70,690			70,513
Total liabilities and stockholders’ equity	$562,042			$467,800

Net interest income		$4,393			$3,549
Net interest rate spread(1)			3.24%			3.22%
Net interest-earning assets(2)	$125,217			$106,718

Net interest margin(3)			3.42%			3.41%
Average interest-earning assets to interest-bearing liabilities			131.70%			133.81%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $109,000 was recorded to the allowance for loan losses during the three months ended March 31, 2016, an increase of $10,000 as compared to a provision of $99,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016, a provision of $63,000 was recorded to the residential one-to four- family loan portfolio and a provision of $24,000 was recorded to the commercial real estate loan portfolio primarily due to loan growth in both portfolios.  Our provisions are based on our assessment of loss history, current asset quality and economic trends.

During the three months ended March 31, 2015, a provision of $111,000 was recorded relating to the residential one-to-four family loan portfolio primarily due to loan growth.  A provision $25,000 was recorded related to the commercial real estate portfolio due to loan growth and a credit of $34,000 was recorded relating to the SBA portfolio due to both improved credit quality as well as a decrease in SBA loans.  We recorded charge-offs of $75,000 on the home equity loan portfolio during the three months ended March 31, 2015.

Non-Interest income.  Non-interest income decreased $141,000, or 7.5%, to $1.7 million for the three months ended March 31, 2016 from $1.9 million for the three months ended March 31, 2015.  The decrease in non-interest income was primarily the result of a decrease in net gains on sales of loans, and other mortgage banking income of $177,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. During the three months ended March 31, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the three months ended March 31, 2016.  Gains on sales of mortgage loans increased $249,000 from $549,000 for the three months ended March 31, 2015 to $798,000 for the three months ended March 31, 2016 due to increased loan sale volume as well as improved net margins on sale. Mortgage loans sold during the three months ended March 31, 2015 totaled $37.7 million as compared to $41.0 million during the three months ended March 31, 2016.  A gain in the fair value of our mortgage derivatives and change in the fair value of loans held for sale of $70,000 were recorded during the three months ended March 31, 2016 as compared to $180,000 during the three months ended March 31, 2015.  The 2015 increase was impacted by the election of fair value accounting for loans held for sale as of January 1, 2015.

Non-Interest expense.  Non-interest expense increased $243,000, or 5.2%, to $5.0 million for the three months ended March 31, 2016 from $4.7 million for the three months ended March 31, 2015.  Salary and employee benefits expense increased $329,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to an increase in FTEs to 141 at March 31, 2016 from 133 at March 31, 2015, an increase in supplemental executive retirement plan expense of $41,000 during the three months ended March 31, 2016 as compared to the same period in 2015, general merit increases, and $18,000 in stock-based compensation expense related to awards made under our 2015 Equity Incentive Plan.  Occupancy expense decreased $99,000 from the first quarter of 2015 to the first quarter of 2016 primarily due to decreased snow removal costs as well as a decrease of $29,000 in real estate taxes due to the sale of real estate held for sale.  Data processing expenses decreased $34,000 due to lower transaction costs as well as lower costs for home banking.  Foreclosed real estate expenses decreased $64,000 from $80,000 for the three months ended March 31, 2015 as compared to $16,000 for the three months ended March 31, 2016 primarily due to lower provisions for losses on foreclosed properties.  Other general and administrative expenses increased $71,000 to $456,000 for the three months ended March 31, 2016 as compared to $385,000 for the comparable 2015 period primarily due to higher operational expenses.

Income tax expense).  Income tax expense of $426,000 was recorded for the three months ended March 31, 2016, an increase of $184,000, or 76.0%,  as compared to $242,000 of income tax expense for the three months ended March 31, 2015.  The increase in income tax expense was primarily due to an increase in pre-tax income of $450,000 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  The effective tax rate for the three months ended March 31, 2016 and 2015 were 40.0% and 39.3%, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2016.

The Corporation regularly monitors and adjusts its investments in liquid assets based upon an assessment of:

(i)             Expected loan demand including commitments to purchase loans;

(ii)          Expected deposit flows and borrowing maturities;

(iii)       Yields available on interest-earning deposits; and

(iv)      The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and are also used to pay off short-term borrowings.

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At March 31, 2016, cash and cash equivalents totaled $13.0 million.  The Corporation also has $6.1 million of certificates of deposit. In April 2016, a $3.0 million certificate of deposit was transferred into cash and cash equivalents upon its maturity.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At March 31, 2016, the Bank had $37.9 million in commitments to originate loans, $24.9 million of which will be sold.  In addition to commitments to originate loans, the Bank had $71.8 million in unused lines of credit to borrowers.  Commitments to purchase loans from third parties totaled $1.4 million.  Certificates of deposit due within one year of March 31, 2016 totaled $43.9 million, or 11.6%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $15.6 million as of March 31, 2016.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before March 31, 2017.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of March 31, 2016.

The Corporation’s primary investing activity is originating loans.  During the three months ended March 31, 2016 and for the year ended December 31, 2015, loan originations, net of principal repayments totaled $16.7 million, and $146.8 million, respectively. During the three months ended March 31, 2016 and year ended December 31, 2015, purchases of loans from third party originators totaled $7.7 million and $57.4 million, respectively.  During the three months ended March 31, 2016, proceeds from the sale of real estate held for sale totaled $3.3 million.

Financing activities consist primarily of activity in deposit accounts, borrowed funds from the Federal Home Loan Bank of Boston (FHLB) advances and stock repurchases.  We experienced a net increase in deposits of $2.5 million and $30.0 million for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net change in short term borrowed funds was $5.5 million during the three months ended March 31, 2016 as compared to $69.0 million for the year ended December 31, 2015 and $1.3 million in repayments of matured long-term advances for the year ended December 31, 2015.  The Corporation repurchased $628,000 of its common stock as part of a previously announced 5% stock repurchase program during the three months ended March 31, 2016.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Borrowed funds were $121.0 million and $115.5 million at March 31, 2016 and December 31, 2015, respectively.  At March 31, 2016, we had the ability to borrow up to an additional $67.9 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At March 31, 2016, the Bank had the capacity to borrow up to $14.1 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations. In July 2013, the Bank’s primary federal regulator, the FDIC, published final rules (the “Basel III Capital Rules”) that implement, in part, agreements reached by the Basel Committee on Banking Supervision (“Basel Committee”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and imposed new capital requirements on the Bank, effective January 1, 2015. When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.  The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019. As of March 31, 2016, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized” under Basel III, framework, the Bank must maintain minimum Total Capital, Tier 1 and Common Equity Tier 1 Capital ratios of 10%, 8% and 6.5% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of March 31, 2016 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital for Adequacy with Capital Buffer		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighed assets)	$56,096	13.505%	$33,229	8.000%	$35,825	8.625%	$41,536	10.000%
Tier 1 Capital (to risk weighed assets)	$53,813	12.956%	$24,922	6.000%	$27,518	6.625%	$33,229	8.000%
Common Equity Tier 1 (to risk weighed assets)	$53,813	12.956%	$18,691	4.500%	$21,287	5.125%	$26,998	6.500%
Tier 1 Leverage Capital (to average assets)	$53,813	9.797%	$21,972	4.000%	$21,972	4.000%	$27,464	5.000%

On April 9, 2015, the Board of Governors of the Federal Reserve System issued the Final Rule to implement Public Law 113-250 enacted on December 18, 2014 that updates the Small Bank Holding Company Policy Statement (“Policy Statement”), which became effective in May 2015.  Pursuant to the Policy Statement, capital rules and reporting requirements will not apply to the small bank holding companies (defined as less than $1.0 billion in assets) which meet the following criteria: (1) not engaged in significant non-bank activities; (2) no significant off-balance sheet activities conducted through a non-bank subsidiary, and (3) no material amount of SEC registered debt or equity securities outstanding (other than trust preferred).  The Bank is subject to the capital rules and reporting requirements though the holding company is exempt.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended March 31, 2016) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At March 31, 2016 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

a)                                     Unregistered Sales of Equity Securities.  None

b)                                     Use of Proceeds.  None

c)                                      Repurchase of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31, 2016	12,900	$12.76	12,900	107,659
February 1 – February 29, 2016	10,200	$12.72	10,200	97,459
March 1 – March 31, 2016	25,800	$12.92	25,800	71,659
Total	48,900	$12.84	48,900

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

Item 3 -                             Defaults upon Senior Securities

Not Applicable

Item 4 -                             Mine Safety Disclosures

Not Applicable

Item 5 -                             Other Information

Not Applicable

Item 6 -     Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Form of award of non-qualified stock option agreement
10.2*	Form of restricted Stock award agreement
31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)
32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Net Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: May 6, 2016

	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)