Form 10-Q
period 2016-06-30
Coastway Bancorp, Inc.
filed 2016-08-04
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                 .

For the quarterly period ended June 30, 2016

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

As of July 31, 2016 there were 4,466,634 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

( in thousands except share and per share amounts)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$3,062	$3,041
Interest-earning deposits	12,122	15,281
Total cash and cash equivalents	15,184	18,322
Certificates of deposit	3,046	6,074
Federal Home Loan Bank stock, at cost	6,500	5,283
Loans, net of allowance for loan losses of $2,374 and $2,194, respectively	504,311	467,023
Loans held for sale	23,499	18,952
Premises and equipment, net	31,268	31,407
Accrued interest receivable	1,530	1,414
Real estate held for sale	—	3,305
Foreclosed real estate	907	710
Bank-owned life insurance	4,390	4,326
Net deferred tax asset	482	815
Other assets	8,689	7,506
Total assets	$599,806	$565,137

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$288,022	$277,559
Non-interest-bearing	98,834	95,960
Total deposits	386,856	373,519
Borrowed funds	138,850	115,500
Accrued expenses and other liabilities	6,056	5,196
Total liabilities	531,762	494,215

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; and 4,466,634 and 4,822,279 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	45	48
Additional paid-in capital	41,555	46,094
Retained earnings	30,282	28,697
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,564)	(3,643)
Accumulated other comprehensive loss	(274)	(274)
Total stockholders’ equity	68,044	70,922
	$599,806	$565,137

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands except share and per share amounts)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$5,107	$4,281	$10,057	$8,372
Other interest income	73	39	145	76
Total interest income	5,180	4,320	10,202	8,448
Interest expense:
Interest on deposits	499	529	985	1,073
Interest on borrowed funds	150	28	293	63
Total interest expense	649	557	1,278	1,136
Net interest income	4,531	3,763	8,924	7,312
Provision for loan losses	145	72	254	171
Net interest income after provision for loan losses	4,386	3,691	8,670	7,141
Non-interest income:
Customer service fees	804	763	1,575	1,500
Net gain on sales of loans and other mortgage banking income	1,267	652	2,151	1,713
Bank-owned life insurance income	32	34	64	68
Other income	32	38	66	79
Total non-interest income	2,135	1,487	3,856	3,360
Non-interest expenses:
Salary and employee benefits	2,716	2,391	5,428	4,773
Occupancy and equipment	696	673	1,512	1,589
Data processing	447	426	847	860
Deposit servicing	236	188	444	368
Professional fees	185	167	384	348
FDIC insurance assessment	89	95	185	188
Advertising	114	84	161	143
Foreclosed real estate	25	24	42	103
Impairment loss on real estate held for sale	—	195	—	195
Other general and administrative	442	429	887	813
Total non-interest expenses	4,950	4,672	9,890	9,380
Income before income taxes	1,571	506	2,636	1,121
Income tax expense	625	204	1,051	446
Net income and comprehensive income	$946	$302	$1,585	$675
Weighted average common shares outstanding-basic	4,321,996	4,544,925	4,380,932	4,557,588
Weighted average common shares outstanding-diluted	4,324,061	4,544,925	4,382,178	4,557,588
Per share information:
Diluted earnings per common share	$0.22	$0.07	$0.36	$0.15
Basic earnings per common share	$0.22	$0.07	$0.36	$0.15

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Compensation-	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2015	4,822,279	$48	$46,094	$28,697	$(3,643)	$(274)	$70,922
Net income and comprehensive income	—	—	—	1,585		—	1,585
Common stock repurchased	(355,645)	(3)	(4,613)	—	—	—	(4,616)
Stock-based compensation	—	—	54	—		—	54
ESOP shares committed to be allocated (7,919 shares)	—	—	20	—	79	—	99
Balance at June 30, 2016	4,466,634	$45	$41,555	$30,282	$(3,564)	$(274)	$68,044

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$1,585	$675
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	254	171
Loans originated for sale	(94,286)	(83,436)
Loans sold	91,512	78,614
Gain on sale of mortgage loans, net	(1,773)	(1,078)
Gain on sale of portfolio loans, net	—	(328)
Amortization of deferred loan costs	515	355
Loss on foreclosed real estate	14	69
Loss on real estate held for sale	11	—
Impairment loss on real estate held for sale	—	195
Depreciation and amortization expense	650	646
Bank-owned life insurance income	(64)	(68)
Deferred income tax expense (benefit)	333	156
ESOP expense	99	88
Stock-based compensation	54	—
Net change in:
Accrued interest receivable	(116)	(6)
Other, net	(323)	(1,003)
Net cash used in operating activities	(1,535)	(4,950)
Cash flows from investing activities:
Purchase of and increase in certificates of deposit	(15)	(3,038)
Maturities of certificates of deposit	3,043	—
Purchase of FHLB stock	(1,317)
Proceeds from redemption of FHLB stock	100	—
Loan originations, net of principal payments	(29,200)	(13,847)
Purchase of loans from third party originators	(9,068)	(17,697)
Proceeds from portfolio loans sold	—	4,554
Proceeds from the sale of real estate held for sale	3,294	—
Proceeds from sale of foreclosed real estate	—	873
Purchases of premises and equipment	(511)	(414)
Net cash used by investing activities	(33,674)	(29,569)
Cash flows from financing activities:
Net increase in deposits	13,337	23,140
Net change in short-term borrowed funds	23,350	10,500
Repayments of long-term borrowed funds	—	(1,300)
Repurchase of common stock	(4,616)	(532)
Net cash provided (used) by financing activities	32,071	31,808
Net change in cash and cash equivalents	(3,138)	(2,711)
Cash and cash equivalents at beginning of period	18,322	14,582
Cash and cash equivalents at end of period	$15,184	$11,871
Supplemental cash flow information:
Interest paid on deposits	$984	$1,070
Interest paid on borrowed funds	278	65
Income taxes paid	1,465	180
Supplemental non-cash information:
Loans transferred to foreclosed real estate	211	—

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

The unaudited consolidated financial statements of the Corporation presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Corporation’s annual report on Form 10-K.

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

Compensation cost is recognized over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of June 30, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

On March 30, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, which is intended to improve the accounting for employee share-based payments.  The ASU affects all organizations that issue share-based payment awards to their employees.  The ASU, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment award transactions, including:

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, that will significantly change how banks measure and recognize credit impairment for many financial assets from an incurred loss methodology to a current expected credit loss model.  The current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard.  The FASB also made targeted amendments to the current impairment model for available-for-sale debt securities.  The ASU is effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019, and for other companies, for interim and annual periods in fiscal years beginning after December 15, 2020.  All entities may early adopt the standard for annual and interim periods in fiscal years after December 15, 2018.  The standard will be effective for the Corporation on January 1, 2021.  We are currently evaluating the impact of adoption of this standard.

(2)                                 Certificates of Deposit

At June 30, 2016, a certificate of deposit totaling $3.0 million with an interest rate of 0.65% matures in December 2016.  Certificates of deposit are carried at cost which approximates fair value.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(3)                                 Loans

Major classifications of loans at the dates indicated, are as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015

Residential real estate mortgage loans:
1-4 family	228,343	$208,777
Home equity loans and lines of credit	77,983	76,881
Total residential real estate mortgage loans	306,326	285,658

Commercial real estate	132,648	125,782
Commercial business	14,694	8,918
Commercial construction	8,360	4,729
SBA	39,754	39,217

Consumer	1,161	1,252
Total loans	502,943	465,556

Allowance for loan losses	(2,374)	(2,194)
Net deferred loan costs	3,742	3,661
Loans, net	$504,311	$467,023

Residential one- to four-family loans of $228.3 million at June 30, 2016 and $208.8 million at December 31, 2015 include purchased loans which were individually underwritten based on the Bank’s credit standards, totaling $66.6 million and $64.1 million, respectively.  During the six months ended June 30, 2016 and 2015, the Bank purchased $9.0 million and $17.5 million of loans at a cost of $9.1 million and $17.7 million, respectively.  The loans purchased from third parties are located in New England, primarily Massachusetts.

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

Commercial — Commercial loan segments include commercial real estate, commercial and industrial loans for businesses and construction financing for businesses/properties located principally in Rhode Island.  For commercial real estate loans, the underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Non-real estate commercial loans are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  Commercial construction generally represent loans to finance construction of retail and office space.  Commercial loans also include loans made under the SBA 504 program which is an economic development program that finances the expansion of small businesses.  The Bank generally provides 50% of the projected costs, and the loan is secured by a first lien on the commercial property.  The SBA does not provide a guarantee on loans made under the SBA 504 program.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.  Management monitors the cash flows of these loans.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Currently, under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.  Guaranteed portions of SBA loans totaled $25.8 million and $24.8 million at June 30, 2016 and December 31, 2015.

Consumer — This segment includes unsecured and vehicle loans and repayment is dependent on the credit quality of the individual borrower.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Allowance for Loan Losses

Allowance for Loan Loss Methodology

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  For impaired loans that are deemed collateral dependent, the recorded balance of the loan is reduced by a charge-off to bring the loan balance to the fair value of the collateral net of estimated selling costs.

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general and specific components as described below.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2016 and the year ended December 31, 2015.

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

Risk Rating 8 — Doubtful:  loans in this category have all the weaknesses of those classified substandard.  In addition, it is highly unlikely that a doubtful asset can be collected or liquidated in full.  The possibility of loss is extremely high.  However, because of certain important and reasonably specific pending factors, which may work to strengthen the asset, its classification as a loss is deferred until the asset’s status can be better determined.

Risk Rating 9 — Loss:  loans classified as loss are considered uncollectible and of such little value that they are no longer considered collectible.  This classification does not mean that the asset has no recovery or salvage value.  However, it is not practical or desirable to defer writing off the asset even though partial recovery may occur in the future.

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

The following table presents the credit risk profile by internally assigned risk rating category at the dates indicated:

	June 30, 2016
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$125,789	$14,611	$8,360	$34,812	$183,572
Loans rated 5.5	5,447	83	—	1,181	6,711
Loans rated 6	789	—	—	1,819	2,608
Loans rated 7	623	—	—	1,817	2,440
Loans rated 8	—	—	—	125	125
	$132,648	$14,694	$8,360	$39,754	$195,456

	December 31, 2015
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$122,466	$8,826	$4,729	$34,182	$170,203
Loans rated 5.5	1,563	92	—	1,799	3,454
Loans rated 6	75	—	—	1,250	1,325
Loans rated 7	1,678	—	—	1,986	3,664
Loans rated 8	—	—	—	—	—
	$125,782	$8,918	$4,729	$39,217	$178,646

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

The following table presents past due loans as of the dates indicated.

June 30, 2016

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$554	$—	$1,409	$1,963	$—	$3,967
Home equity loans and lines of credit	263	74	35	372	—	809
Commercial real estate	—	—	130	130	—	130
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	—	459	459	—	592
Consumer	—	—	—	—	—	—
Total gross loans	$817	$74	$2,033	$2,924	$—	$5,498

The balance of loans on non-accrual exceed loans past due, due to a combination of loans that have been modified in a troubled debt restructuring and/or loans for which future payments are not reasonably assured.

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

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

June 30, 2016

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$5,384	$5,105	$3,812	$1,293	$27
Home equity loans & lines of credit	1,412	1,392	1,153	239	14
Commercial real estate	389	389	389	—	—
SBA	2,124	2,107	1,982	125	19
Consumer	14	14	—	14	3
Total	$9,323	$9,007	$7,336	$1,671	$63

December 31, 2015

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$4,458	$4,224	$3,287	$937	$43
Home equity loans & lines of credit	1,035	1,055	834	221	17
Commercial real estate	398	398	398	—	—
SBA	2,032	2,013	2,013	—	—
Consumer	14	14	—	14	3
Total	$7,937	$7,704	$6,532	$1,172	$63

Of the $2.1 million and $2.0 million of impaired SBA loans at June 30, 2016 and at December 31, 2015, respectively, guaranteed portions of such loans amounted to $1.7 million at both dates.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential real estate:
Residential 1-4 family	$5,112	$55	$5,868	$105
Home equity loans & lines of credit	1,381	17	1,044	6
Commercial real estate	392	4	117	3
SBA	2,168	41	1,671	70
Consumer	14	—	15	—
Total	$9,067	$117	$8,715	$184

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income Recognized
Residential real estate:
Residential 1-4 family	$4,722	$90	$6,172	$60
Home equity loans & lines of credit	1,299	31	948	3
Commercial real estate	394	6	84	2
SBA	2,099	81	1,709	36
Consumer	14	—	19	—
Total	$8,528	$208	$8,932	$101

Troubled Debt Restructurings (TDRs)

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss. Total TDR loans, included in impaired loans as of June 30, 2016 and December 31, 2015 were $7.0 million and $6.6 million, respectively.  No additional funds are committed to be advanced in connection with TDR loans.  TDR loans on accrual status amounted to $3.5 million at June 30, 2016 and December 31, 2015, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	1	$175	$175	1	$175	$175
Home equity	2	286	286	3	296	296
Commercial real estate	—	—	—	—	—	—
SBA	1	50	50	1	50	50
Total	4	$511	$511	5	$521	$521

The troubled debt restructurings described above had no impact to the allowance for loan losses and resulted in no charge-offs during the three and six months ended June 30, 2016, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the periods indicated:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	3	$647
Total	—	$—	3	$647

The troubled debt restructurings described above resulted in no charge-offs and no specific reserves for the three months ended June 30, 2016 and resulted in a $20,000 charge-off and a $12,000 specific reserve during the six months ended June 30, 2016.

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

The troubled debt restructurings described above had a $0 and $4,000 impact to the allowance for loan losses and resulted in no charge-offs during the three and six months ended June 30, 2015, respectively.

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the periods indicated:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	2	$470
Home equity	2	47	2	47
SBA	—	—	1	9
Total	2	$47	5	$526

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended June 30, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at March 31, 2016	$906	$522	$527	$51	$31	$238	$8	$2,283
Provision (credit)	40	62	14	14	6	15	(6)	145
Loans charged-off	—	(62)	—	—	—	(12)	—	(74)
Recoveries	—	7	—	—	—	7	6	20
Allowance at June 30, 2016	$946	$529	$541	$65	$37	$248	$8	$2,374

Three Months Ended June 30, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at March 31, 2015	$765	$519	$425	$24	$26	$207	$9	$1,975
Provision (credit)	49	(5)	35	1	(4)	(2)	(2)	72
Loans charged-off	(38)	—	—	—	—	—	—	(38)
Recoveries	11	1	—	—	—	1	1	14
Allowance at June 30, 2015	$787	$515	$460	$25	$22	$206	$8	$2,023

Six Months Ended June 30, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2015	$863	$525	$503	$39	$21	$234	$9	$2,194
Provision (credit)	103	63	38	26	16	18	(10)	254
Loans charged-off	(20)	(67)	—	—	—	(12)	—	(99)
Recoveries	—	8	—	—	—	8	9	25
Allowance at June 30, 2016	$946	$529	$541	$65	$37	$248	$8	$2,374

Six Months Ended June 30, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2014	$654	$584	$400	$28	$30	$236	$10	$1,942
Provision (credit)	160	6	60	(3)	(8)	(37)	(7)	171
Loans charged-off	(38)	(76)	—	—	—	(9)	—	(123)
Recoveries	11	1	—	—	—	16	5	33
Allowance at June 30, 2015	$787	$515	$460	$25	$22	$206	$8	$2,023

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

June 30, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$27	$14	$—	$—	$—	$19	$3	$63
Allowance for non-impaired loans	919	515	541	65	37	229	5	2,311
Total	$946	$529	$541	$65	$37	$248	$8	$2,374
Impaired loans	$5,105	$1,392	$389	$—	$—	$2,107	$14	$9,007
Non-impaired loans	223,238	76,591	132,259	14,694	8,360	37,647	1,147	493,936

Total loans	$228,343	$77,983	$132,648	$14,694	$8,360	$39,754	$1,161	$502,943

December 31, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$43	$17	$—	$—	$—	$—	$3	$63
Allowance for non-impaired loans	820	508	503	39	21	234	6	2,131
Total	$863	$525	$503	$39	$21	$234	$9	$2,194
Impaired loans	$4,224	$1,055	$398	$—	$—	$2,013	$14	$7,704
Non-impaired loans	204,553	75,826	125,384	8,918	4,729	37,204	1,238	457,852

Total loans	$208,777	$76,881	$125,782	$8,918	$4,729	$39,217	$1,252	$465,556

(4)           Employee Benefits

Deferred Compensation Supplemental Executive Plan

The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan (“DCSERP”) with a senior executive.  Effective during the first quarter of 2015, the DCSERP was amended to allow the executive to invest all or a portion of the deferred compensation in Corporation stock, provided that such stock will only be settled in Corporation stock.  The Rabbi Trust which holds the assets invested on behalf of the deferred compensation DCSERP, was also similarly amended and effective during the first quarter of 2015. The assets invested in bonds related to this Plan total $1.0 million at June 30, 2016 and $930,000 at December 31, 2015, and are included in other assets at fair value in the consolidated balance sheet.  The liability for the benefit obligation reported in accrued expenses and other liabilities totaled $1.0 million at June 30, 2016 and $930,000 at December 31, 2015. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at June 30, 2016 which is accounted for at its cost basis of $100,000, which is offset in stockholders’ equity by the benefit obligation of $100,000.  Rabbi trust shares are considered outstanding shares for both basic and diluted EPS.

Supplemental Retirement Agreements

The Bank has entered into supplemental retirement agreements (“SERP”) with seven executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally ages 65-67.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally accrue as they are vested; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three months ended June 30, 2016 and 2015, SERP expense totaled $192,000 and $151,000, respectively and for the six months ended June 30, 2016 and 2015, SERP expense totaled $384,000 and $302,000 respectively.

Defined Benefit Pension Plan

Pension expense (income) totaled $5,000 and $6,000 for the three months ended June 30, 2016 and 2015, respectively, and $11,000 and $11,000 for the six months ended June 30, 2016 and 2015, respectively. The Bank expects to contribute $19,000 during the plan year ending December 31, 2016.

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

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of June 30, 2016, the ESOP holds 395,543 shares, or 9% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal, which is currently 3.50% per annum at June 30, 2016.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the Investment Fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

June 30, 2016
Allocated	31,674
Distributions	(391)
Committed to be allocated	7,919
Unallocated	356,341
395,543

The fair value of unallocated shares was approximately $4.4 million at June 30, 2016.

Total compensation expense recognized in connection with the ESOP was $49,000 and $44,000 for the three months ended June 30, 2016 and 2015, respectively and was $99,000 and $88,000, for the six month periods ended June 30, 2016 and 2015 respectively.

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

In February 2016, the Compensation Committee of the Board of Directors authorized the grant of 91,225 options at a strike price of $12.41 and 39,045 shares of restricted stock to directors and certain key senior executives.  The options and the restricted stock both vest over a five year period.  The $12.41 fair value of the restricted stock is based on the closing price of the Company’s common stock on the date of the grant.  The holders of restricted stock participate fully in rewards of stock ownership of the Company, including voting, and dividend rights when vested.  Restricted stock expense for the three and six month periods ended June 30, 2016 was $24,000 and $36,000, respectively.  At June 30, 2016, there was $448,000 of unrecognized salary and employee benefits cost related to restricted stock.  The grant-date fair value of stock options of $2.59 was estimated using the Black-Scholes Option-Pricing Model.  Stock option expense for the three and six months ended June 30, 2016 was $12,000 and $18,000, respectively.  At June 30, 2016, there was $219,000 of unrecognized salary and employee benefits cost related to stock options.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following presents the assumptions were used in determining the grant-date fair value of stock options:

Volatility	13.52%
Weighted average forfeiture rate	00.00
Weighted average dividend yield	00.00
Expected Term	8 years
Weighted average risk free rate	1.56%

(6)           Earnings per Common Share and Share Repurchase Plans

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of June 30, 2015.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed as follows in the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income applicable to common stock	$946	$302	$1,585	$675

Weighted average common shares outstanding	4,680,322	4,919,088	4,741,221	4,933,714
Less: Average unallocated ESOP shares	(358,326)	(374,163)	(360,289)	(376,126)
Weighted average number of common shares outstanding — basic	4,321,996	4,544,925	4,380,932	4,557,588
Dilutive impact of stock options	—	—	—	—
Dilutive impact of restricted stock	2,065	—	1,246	—
Weighted average number of common shares outstanding — diluted	4,324,061	4,544,925	4,382,178	4,557,588

Earnings per share — basic	$0.22	$0.07	$0.36	$0.15
Earnings per share — diluted	$0.22	$0.07	$0.36	$0.15

Stock options for 10,087 and 7,553 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2016 because they were anti-dilutive.  There were no stock options granted for the three and six months ended June 30, 2015 and as such, there was no impact on dilutive earnings per share.

On January 30, 2015, the Corporation authorized a program to repurchase, from time to time and as market and business conditions warrant, up to 247,499 shares of the Corporation’s common stock.  During the three months ended June 30, 2016, and 2015, 71,659 and 38,900 shares were repurchased for a cost of $932,000 and $435,000, respectively.  During the six months ended June 30, 2016 and 2015, 71,659 and 47,600 shares were repurchased at a cost of $932,000 and $532,000, respectively.  The 71,659 shares repurchased during the three months ended June 30, 2016 were repurchased from one stockholder at a price of $13.00 per share.  On May 19, 2016, the Corporation announced it had completed this first stock repurchase program.

On May 18, 2016, the Company authorized a program to repurchase, from time to time and as business conditions warrant, up to 235,086 shares of the Corporation’s common stock.  During the three and six months ended June 30, 2016, 235,086 shares were repurchased for a cost of $3.1 million.  The 235,086 shares were repurchased from one stockholder at a price of $13.00 per share.  On June 14, 2016, the Corporation announced it had completed this stock repurchase program.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,	December 31,
	2016	2015
	(In thousands)
Commitments to originate loans for portfolio	$18,955	$14,905
Commitments to originate loans to be sold	29,907	13,142
Commitments to purchase loans from third parties	5,195	5,988
Unfunded commitments under home equity lines of credit	52,102	51,639
Unfunded commitments under commercial lines of credit	13,300	11,542
Unfunded commitments under SBA lines of credit	4,243	4,340
Unfunded commitments under overdraft lines of credit	176	181
Unadvanced funds on construction loans	4,009	7,225

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

Mortgage Banking

At June 30, 2016, the Bank had $29.9 million of interest rate lock commitments to borrowers and loans held for sale of $23.5 million with $47.8 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open To Be Announced securities (“TBAs”) with a notional amount of $18.5 million, mandatory delivery contracts with a notional amount of $2.5 million, and best efforts contracts with a notional amount of $26.8 million.  The Bank has $2.8 million of closed hedge instruments that are not settled at June 30, 2016.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the fair values of derivative instruments and forward loan sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
June 30, 2016

Derivative loan commitments
Commitments hedged with best efforts	Other assets	$612	N/A	$—
Commitments hedged with TBA	Other assets	390	N/A	—
Total derivative commitments		1,002	N/A	—

Forward loan sale commitments
Best efforts contracts	N/A	—	Other liabilities	554
Mandatory delivery contracts	N/A	—	Other liabilities	13
TBA securities	N/A	—	Other liabilities	226
Total forward loans sale commitments		—		793
Total derivative loan and forward loan sale commitments		$1,002		$793

December 31, 2015

Derivative loan commitments
Commitments hedged with best efforts	Other assets	$162	N/A	$—
Commitments hedged with TBA	Other assets	55	N/A	—
Total derivative commitments		217	N/A	—

Forward loan sale commitments
Best efforts contracts	N/A	—	Other liabilities	175
Mandatory delivery contracts	Other assets	3	N/A	—
TBA securities	N/A	—	Other liabilities	5
Total forward loans sale commitments		3		180
Total derivative loan and forward loan sale commitments		$220		$180

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents information pertaining to the gains and losses on Bank’s derivative loan commitments not designated as hedging instruments and forward loan sale commitments:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain/(Loss)	2016	2015	2016	2015
		(In thousands)		(In thousands)
Derivative loan commitments	Net gain on sales of loans and other mortgage banking income	$235	$100	$785	$161
Best efforts contracts	Net gain on sales of loans and other mortgage banking income	(141)	196	(379)	256
Mandatory delivery contracts	Net gain on sales of loans and other mortgage banking income	(8)	—	(16)	—
TBA securities	Net gain on sales of loans and other mortgage banking income	(160)	—	(221)	—
		$(74)	$296	$169	$417

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

Effective January 1, 2015, the Bank elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed mortgage loans intended for sale and transferred the placement of loans held for sale to Level 2 in the fair value hierarchy.  ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards.  The Bank elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values for the loans with changes in the fair value of the forward loan sale contracts used to economically hedge them.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $23.5 million, $22.4 million and $1.1 million at June 30, 2016.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $19.0 million, $18.3 million and $684,000 at December 31, 2015.  The change in fair value of loans held for sale reported as a component of net gains on sale of loans and other mortgage banking income was $561,000 and $(189,000) for the three months ended June 30, 2016 and 2015, respectively, and $404,000 and $(129,000) for the six months ended June 30, 2016 and 2015, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2016
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$23,499	$—
Derivative loan commitments	—	—	1,002
Liabilities measured on a recurring basis:
Forward loan sale commitments:
Best efforts contracts	—	—	554
Mandatory delivery contracts	—	13	—
TBA securities	—	226	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	816
Foreclosed real estate	—	—	907

	December 31, 2015
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$18,952	$—
Derivative loan commitments	—	—	217
Forward sale mandatory delivery contracts	—	3	—
Liabilities measured on a recurring basis:
Forward loan sale commitments:
Best efforts contracts	—	—	175
TBA securities	—	5	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	1,084
Foreclosed real estate	—	—	710
Real estate held for sale	—	3,305	—

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three and six months ended June 30, 2016 or the year ended December 31, 2015.

Impaired loan balances in the table above represent those collateral dependent impaired  loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss. The provision to the allowance for loan losses related to collateral dependent impaired loans recorded at fair value for the three and six months ended June 30, 2016 and 2015, totaled $22,000 and $(8,000) and $23,000 and $100,000, respectively.   The carrying value of impaired loans recorded at fair value is $816,000, net of $20,000 in charge-offs and specific reserves of $38,000 at June 30, 2016. The carrying value of impaired loans recorded at fair value was $1.1 million, net of $28,000 in charge-offs and $15,000 in specific reserves at December 31, 2015.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.  There were no losses on sales of foreclosed real estate for the three months ended June 30, 2016 and 2015, respectively.  There were $14,000 and no losses on foreclosed real estate held at period end for the six months ended June 30, 2016 and 2015, respectively.  There was one property acquired through foreclosure during the three and six months ended June 30, 2016 with a carrying value of $211,000.

When real estate is determined to be held for sale, it is recorded at the lower of estimated fair value less estimated cost to sell.  The fair value less costs to sell is determined based on current appraisals that utilize prices in observed transactions involving similar assets or estimated selling price less costs to sell. There were no write-downs on real estate held for sale during the three and six months ended June 30, 2016 and $195,000 of write-downs on real estate held for sale during the three and six months ended June 30, 2015.  The Bank recorded a loss of $11,000 upon the sale of its two real estate held for sale properties during the three and six months ended June 30, 2016.

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

The table below presents for the three and six months ended June 30, 2016 and 2015, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Three months ended June 30,
(Dollars in thousands)	2016	2015

Balance at beginning of period	$354	$122
Gains on new commitments during the period	466	374
Gain (losses) arising during the period	(18)	32
Reclassifications of realized gains (losses) on settled commitments	(354)	(110)
Balance at end of period	448	418

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Six months ended June 30,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$42	$2
Gains on new commitments during the period	841	415
Gain (losses) arising during the period	(18)	2
Reclassifications of realized gains (losses) on settled commitments	(417)	(1)
Balance at end of period	448	418

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

June 30, 2016

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$1,002	Investor pricing	Pull-through rate	76.2% – 100%
Liabilities measured on a recurring basis:
Forward loan sale commitments	(554)	Investor pricing	Pull-through rate	82.5% – 100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	816	Discounted appraisal	Collateral discounts	5 – 30%
Foreclosed real estate	907	Discounted appraisal	Collateral discounts	5 – 30%

December 31, 2015

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative commitments	$217	Investor pricing	Pull-through rate	79.6% – 100%
Liabilities measured on a recurring basis:
Forward loan sale commitments	(175)	Investor pricing	Pull-through rate	82.5% – 100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,084	Discounted appraisals	Collateral discounts	5 – 30%
Foreclosed real estate	710	Discounted appraisals	Collateral discounts	5 – 30%

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

The estimates of fair value of financial instruments were based on information available at June 30, 2016 and December 31, 2015 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	June 30, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$504,311	$513,306	$—	$—	$513,306
FHLB stock	6,500	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	114,636	114,885	—	114,885	—
Borrowed funds	138,850	138,845	—	138,845	—

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

	December 31, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$467,023	$471,245	$—	$—	$471,245
FHLB stock	5,283	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	109,038	109,423	—	109,423	—
Borrowed funds	115,500	115,495	—	115,495	—

(1)  Excluded from this table are certain financial instruments that approximate fair value, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, certificates of deposit, accrued interest receivable, non-term deposit accounts, and accrued interest payable.  The respective carrying values of cash and cash equivalents, certificates of deposit and non-term deposit accounts would all be considered to be classified within Level 1 of their fair value hierarchy.  The $1.5 million and $1.4 million carrying value of accrued interest receivable on loans would generally be considered Level 3 in the fair value hierarchy and the carrying value of accrued interest payable of $38,000 and $24,000 at June 30, 2016 and December 31, 2015, respectively would be considered Level 2.

Item 2 -     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Corporation’s (also referred to herein as, “Company’s” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Corporation’s 2015 consolidated financial statements as included in the Corporation’s annual report filed with the SEC on Form 10-K.

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

The Corporation’s earnings are largely dependent on net interest income which is the difference between interest earned on loans, investments and cash and cash equivalents, and the cost of funding (primarily deposits and borrowed funds).  The re-pricing frequency of the Corporation’s assets and liabilities are not identical, and therefore subject the Corporation to the risk of adverse changes in interest rates.  Historically, our interest-earning assets had re-priced more quickly than our interest-bearing liabilities, which make us vulnerable to decreases in interest rates.  Due to the growth in the residential one- to four-family residential loan portfolio, coupled with the increase in short-term borrowed funds, our interest-bearing liabilities may re-price more quickly than our interest-earning assets in the first two to three years in an increasing interest rate environment, and then revert back to interest-earning assets re-pricing more quickly than our interest-bearing liabilities thereafter.  The Corporation’s earnings are also dependent on the net gains on sales of loans, and other mortgage banking income, which is volatile.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale.  Weak or deteriorating economic conditions also tend to reduce loan demand.  The Corporation’s operating expenses are high as a percentage of net interest income and non-interest income, due to prior branch growth and increase in personnel as we positioned the Bank for future growth.

Net income increased $644,000 to $946,000 for the three months ended June 30, 2016 as compared to net income of $302,000 for the three months ended June 30, 2015.  The earnings results for the three months ended June 30, 2016 as compared to the same period in 2015 were impacted by a $768,000 increase in net interest income, primarily due to growth in loan interest income of $826,000.  During the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, we recorded an increase in the provision for loan losses of $73,000, and had an increase in total non-interest income of $648,000, an increase of $278,000 in non-interest expense, and an increase in income tax expense of $421,000. The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $615,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  The increase in non-interest expense was primarily due to the increase in salary and employee benefits expense of $325,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to an increase in full time equivalents (“FTEs”) to 142 at June 30, 2016 from 136 at June 30, 2015, an increase in supplemental executive retirement plan expense of $41,000 during the three months ended June 30, 2016 as compared to the same period in 2015, general merit increases, and $36,000 in stock-based compensation expense related to awards made under our 2015 Equity Incentive Plan which had no grants in 2015.  The increase in income tax expense was primarily due to increased pre-tax income.

Net income increased $910,000 to $1.6 million for the six months ended June 30, 2016 as compared to net income of $675,000 for the six months ended June 30, 2015.  Net income increased due to the increase in net interest income of $1.6 million primarily due to $1.7 million in increased loan interest income, partially offset by an increase in interest expense of $142,000. Net income also increased due to an  increase in net gains on sales of loans and other mortgage banking income of $438,000.  The earnings results for the six months ended June 30, 2016 as compared to the same period in 2015 were also impacted by an $83,000 increase in the provision for loan losses.  Non-interest expenses increased $510,000, or 5.4%, to $9.9 million for the six months ended June 30, 2016 from $9.4 million for the six months ended June 30, 2015. The increase in non-interest expense was primarily due to increased salary and employee benefits expense, which increased $655,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  Occupancy expense decreased $77,000 to $1.5 million for the six months ended June 30, 2016 from $1.6 million for the six months ended June 30, 2015 due to decreased snow removal costs and landscaping costs as well as due to the lower occupancy expenses related to our former headquarters which was sold in the first quarter of 2016.  During the six months ended June 30, 2015, an impairment loss of $195,000 was recorded based on an acceptance of an offer in July 2015 to purchase the Coventry land which had been classified as real estate held for sale.  The increase in income tax expense was primarily due to increased pre-tax income.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Assets.  Our total assets increased $34.7 million, or 5.8%, to $599.8 million at June 30, 2016 from $565.1 million at December 31, 2015 primarily due to loan growth. Total loans (excluding loans held for sale) increased $37.4 million, or 8.0%, to $502.9 million at June 30, 2016 from $465.6 million at December 31, 2015.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $19.6 million, or 9.4%, to $228.3 million at June 30, 2016 from $208.8 million at December 31, 2015. Residential one-to four-family loans increased due to purchases of $9.0 million of loans at a purchase price of $9.1 million from third parties as well as organic loan growth. Commercial real estate loans increased $6.9 million, or 5.5%, to $132.6 million at June 30, 2016 as compared to $125.8 million at December 31, 2015.  Commercial business loans increased $5.8 million or 64.8%, to $14.7 million at June 30, 2016 from $8.9 million at December 31, 2015, primarily due to an increase in the drawn amount related to a business line of credit. Cash and cash equivalents declined $3.1 million during the six months ended June 30, 2016 primarily due to stock repurchases.

Loans.  A summary of the balances of loans are as follows:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$228,343	45.40%	$208,777	44.84%
Home equity loans and lines of credit	77,983	15.51	76,881	16.51
Commercial real estate	132,648	26.38	125,782	27.02
Commercial business	14,694	2.92	8,918	1.92
Commercial construction	8,360	1.66	4,729	1.02
SBA loans	39,754	7.90	39,217	8.42
Consumer	1,161	0.23	1,252	0.27

Total loans	502,943	100.00%	465,556	100.00%
Net deferred loan costs	3,742		3,661
Allowance for loan losses	(2,374)		(2,194)
Total loans, net	$504,311		$467,023

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $13.3 million, or 3.6%, to $386.9 million at June 30, 2016 from $373.5 million at December 31, 2015.  The increase in deposits was primarily as a result of an increase in certificates of deposit and savings accounts.  Certificates of deposit increased $5.6 million, or 5.1%.  The increase in certificates of deposit was primarily in the five-year maturity category as we increased our interest rates paid in September 2015.  Savings and interest bearing demand deposit accounts increased $5.8 million, or 5.9%.  Non-interest bearing demand deposits increased $2.9 million, or 2.9% from $96.0 million at December 31, 2015 to $98.8 million at June 30, 2016.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$98,834	25.55%	$95,960	25.69%
Money market accounts	67,941	17.56	69,036	18.48
Savings and interest bearing demand deposit accounts	103,940	26.87	98,133	26.28
Club accounts	1,505	0.39	1,352	0.36
Total transaction accounts	272,220	70.37	264,481	70.81
Certificates of deposit	114,636	29.63	109,038	29.19
Total deposits	$386,856	100.00%	$373,519	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston as an alternate funding source. Borrowed funds at June 30, 2016 totaled $138.9 million as compared to $115.5 million at December 31, 2015, an increase of $23.4 million, or 20.2%.  Borrowed funds at June 30, 2016 were comprised of $135.4 million of short-term advances, and $3.5 million in overnight advances at a combined weighted average rate of 0.48% as compared to short-term advances of $115.5 million at December 31, 2015 at a weighted average rate of 0.44%.  The increase in short-term advances during the six months ended June 30, 2016 was to fund loan growth.

Total Stockholders’ Equity.  Total stockholders’ equity decreased to $68.0 million at June 30, 2016 from $70.9 million at December 31, 2015.  The decrease in stockholders’ equity was due to stock repurchases of $4.6 million, partially offset by net income of $1.6 million, $99,000 of ESOP shares committed to be allocated, and $54,000 of stock-based compensation.

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

Non-performing loans increased to $5.5 million, or 1.09% of total loans at June 30, 2016, from $4.2 million, or 0.91% of total loans, at December 31, 2015 primarily due to a $899,000 increase in non-performing one- to four-family residential loans.  A residential one- to four-family loan with a balance of $762,000 was moved to non-performing status during the six months ended June 30, 2016.  The estimated fair value of the collateral securing the $762,000 loan appears sufficient based on a recent appraisal to protect against a potential loss.  The loan was subsequently brought current in July 2016.  Further, two home equity lines of credit totaling $286,000 were also added to non-accruing troubled-debt restructurings based on their delinquency or maturity status during the six months ended June 30, 2016.  One commercial real estate loan totaling $109,000 was moved to an accruing troubled debt restructured loan from non-performing status based on satisfactory payment performance.

Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is recorded at fair value less costs to sell.  During the six months ended June 30, 2016, a $211,000 three-unit commercial building was transferred from loans to foreclosed real estate, which was net of a $12,000 charge-off.

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

Non-performing assets increased $1.5 million during the six months ended June 30, 2016 to $6.4 million at June 30, 2016 from $5.0 million at December 31, 2015 due primarily to the increase in non-performing loans discussed above.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$948	$193
Home equity loans and lines of credit	379	329
Commercial real estate loans	130	130
Commercial business loans	—	—
SBA loans	592	467
Commercial construction loans	—	—
Consumer loans	—	—
Total nonaccrual loans	2,049	1,119
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	3,019	2,875
Home equity loans and lines of credit	430	137
Commercial real estate loans	—	109
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	3,449	3,121
Total nonperforming loans	5,498	4,240
Foreclosed real estate:
Residential real estate mortgage loans:
1-4 family	449	463
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	458	247
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	907	710
Total nonperforming assets	$6,405	$4,950

Total accruing troubled debt restructured loans	$3,449	$3,465
Delinquent loans 60 — 89 days past due	$74	$881
Loans 60-89 days past due to total loans	0.01%	0.19%
Ratios:
Non-performing loans to total loans	1.09%	0.91%
Non-performing assets to total assets	1.07%	0.88%

For the three and six months ended June 30, 2016 and 2015, and for the year ended December 31, 2015, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $57,000, $53,000, $132,000 $131,000 and $190,000, respectively.  The amount that was included in interest income on such loans totaled $43,000, $49,000, $89,000, $89,000 and $123,000 for the three and six months ended June 30, 2016 and 2015, and the year ended December 31, 2015, respectively.

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

(Dollars in thousands)	June 30, 2016	December 31, 2015
Special mention	$2,608	$1,325
Substandard	2,440	3,664
Doubtful	125	—
Loss	—	—
Total classified and special mention loans	$5,173	$4,989

The level of classified and special mention loans increased by $184,000 to $5.2 million at June 30, 2016 from $5.0 million at December 31, 2015.  Two substandard commercial real estate loans totaling $1.0 million were upgraded from “substandard” based on improvement in credit quality during the six months ended June 30, 2016.  Two commercial real estate loans totaling $717,000 and two SBA loans totaling $487,000 were downgraded from “watch” to special mention during the six months ended June 30, 2016.  One SBA loan was downgraded to “doubtful” based on closure of the business, for which $107,000 of the $125,000 is guaranteed by the SBA.

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

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$2,283	$1,975	$2,194	$1,942
Provision for loan losses	145	72	254	171
Charge-offs:
Residential 1-4 family	—	(38)	(20)	(38)
Home equity loans and lines of credit	(62)	—	(67)	(76)
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	(12)	—	(12)	(9)
Commercial construction	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	(74)	(38)	(99)	(123)
Recoveries on charged-off loans
Residential 1-4 family	—	11	—	11
Home equity loans and lines of credit	7	1	8	1
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	7	1	8	16
Commercial construction	—	—	—	—
Consumer	6	1	9	5
Total recoveries	20	14	25	33
Net (charge-offs) recoveries	(54)	(24)	(74)	(90)
Balance at end of period	$2,374	$2,023	$2,374	$2,023
Annualized net loans (charge-offs) recoveries to average loans outstanding	(0.04)%	(0.02)%	(0.03)%	(0.04)%
Allowance for loan losses to non-performing loans at end of period	43.18%	37.59%	43.18%	37.59%
Allowance for loan losses to total loans at end of period	0.47%	0.49%	0.47%	0.49%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015.

General.  Net income increased $644,000 to $946,000 for the three months ended June 30, 2016 as compared to net income of $302,000 for the three months ended June 30, 2015.  The earnings results for the three months ended June 30, 2016 as compared to the same period in 2015 were impacted by a $768,000 increase in net interest income, primarily due to growth in loan interest income of $826,000.  During the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, we recorded an increase in the provision for loan losses of $73,000, and had an increase in total non-interest income of $648,000, an increase of $278,000 in non-interest expense, and an increase in income tax expense of $421,000. The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $615,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  The increase in non-interest expense was primarily due to the increase in salary and employee benefits expense of $325,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to an increase in full time equivalents (“FTEs”) to 142 at June 30, 2016 from 136 at June 30, 2015, an increase in supplemental executive retirement plan expense of $41,000 during the three months ended June 30, 2016 as compared to the same period in 2015, general merit increases, and $36,000 in stock-based compensation expense related to awards made under our 2015 Equity Incentive Plan which had no grants in 2015.  The increase in income tax expense was primarily due to increased pre-tax income.

Interest Income.  Interest income increased $860,000, or 19.9%, to $5.2 million for the three months ended June 30, 2016 from $4.3 million for the three months ended June 30, 2015.  The increase reflected an increase in the average balance of interest-earning assets of $105.7 million to $543.6 million for the three months ended June 30, 2016 as compared to $437.9 million for the three months ended June 30, 2015, partially offset by a decrease in the average yield on interest-earning assets to 3.83% for the three months ended June 30, 2016 as compared to 3.96% for the three months ended June 30, 2015.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $826,000, or 19.3%, to $5.1 million for the three months ended June 30, 2016 from $4.3 million for the three months ended June 30, 2015.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $103.5 million to $518.7 million for the three months ended June 30, 2016 as compared to $415.2 million for the three months ended June 30, 2015.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family and commercial real estate loan portfolios.  Partially offsetting the increase in the average balance of our loans was a decrease in our average yield on loans which decreased to 3.96% for the three months ended June 30, 2016 from 4.14% for the three months ended June 30, 2015. The decrease in our average yield on loans during the three months ended June 30, 2016 as compared to the prior year period was primarily due to a decline in market interest rates as well as the increase in residential one-to four- family residential loans as a percentage of our total loan portfolio which generally are originated at lower interest rates as compared to commercial real estate and SBA loans.

Interest Expense. Interest expense increased $92,000, or 16.5%, to $649,000 for the three months ended June 30, 2016 from $557,000 for the three months ended June 30, 2015 due to an increase in interest expense on borrowed funds of $122,000 partially offset by a $30,000, or 5.7%, decline in deposit interest expense.

Interest expense on deposits decreased $30,000, or 5.7%, to $499,000 for the three months ended June 30, 2016 from $529,000 for the three months ended June 30, 2015.  Deposit interest expense declined due to a decline in the average cost of deposits of seven basis points to 0.70% for the three months ended June 30, 2016 as compared to 0.77% for the three months ended June 30, 2015 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.52% for the three months ended June 30, 2015 to 1.44% for the three months ended June 30, 2016.  The average balance of certificates of deposit decreased $2.8 million to $112.2 million for the three months ended June 30, 2016 as compared to $115.0 million for the three months ended June 30, 2015 as certain depositors chose not to extend maturity dates based on possible future interest rate increases.

Interest expense on borrowed funds increased $122,000 to $150,000 for the three months ended June 30, 2016 from $28,000 for the three months ended June 30, 2015 due to an increase in the average balance of borrowed funds as well as an increase in the average cost of borrowed funds.  The average balance of borrowed funds increased $78.8 million to $127.1 million for the three months ended June 30, 2016 from $48.3 million for the three months ended June 30, 2015, as we increased short-term borrowings to fund loan growth.  The average cost of borrowed funds increased to 0.47% for the three months ended June 30, 2016 from 0.23% for the three months ended June 30, 2015 due to the December 2015 increase in short-term interest rates.

Net Interest Income.  Net interest income increased $768,000, or 20.4%, to $4.5 million for the three months ended June 30, 2016 from $3.8 million for the three months ended June 30, 2015. This increase was due to the $18.9 million increase in net interest-earning assets to $131.6 million for the three months ended June 30, 2016 as compared to the prior year period, partially offset by a decrease in our interest rate spread of seven basis points to 3.20% for the three months ended June 30, 2016 as compared to 3.27% for the prior year period.  The net interest margin decreased ten basis points to 3.35% for the three months ended June 30, 2016 from 3.45% for the three months ended June 30, 2015.

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

	Three months ended June 30, 2016 vs. 2015
	Net	Increase (decrease) due to
(Dollars in thousands)	Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$826	$1,026	$(200)
Cash and cash equivalents	(2)	3	(5)
Federal Home Loan Bank of Boston stock and other investments	36	—	36
Total interest-earning assets	860	1,029	(169)
Interest-bearing liabilities:
Money Market accounts	3	3	—
Savings accounts	1	2	(1)
Club accounts	—	—	—
Certificates of deposit	(34)	(11)	(23)
Borrowed funds	122	176	(54)
Total interest-bearing liabilities	92	170	(78)
Net interest income	$768	$859	$(91)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2016 and 2015.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended June 30, 2016			Three months ended June 30, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$518,688	$5,107	3.96%	$415,234	$4,281	4.14%
Cash and cash equivalents	15,661	22	0.56%	13,691	24	0.70%
Federal Home Loan Bank of Boston stock and other investments	9,239	51	2.22%	8,952	15	0.67%
Total interest-earning assets	543,588	5,180	3.83%	437,877	4,320	3.96%
Non-interest-earning assets	40,361			44,245
Total assets	$583,949			$482,122

Liabilities and Equity:
Money market accounts	$69,629	72	0.42%	$66,531	69	0.42%
Savings accounts	101,498	24	0.10%	93,698	23	0.10%
Club accounts	1,507	1	0.27%	1,562	1	—%
Certificates of deposit	112,242	402	1.44%	115,046	436	1.52%
Total interest-bearing deposits	284,876	499	0.70%	276,837	529	0.77%
Borrowed funds	127,079	150	0.47%	48,328	28	0.23%
Total interest bearing liabilities	411,955	649	0.63%	325,165	557	0.69%
Non-interest bearing deposits	95,129			80,951
Other liabilities	6,890			5,508
Total liabilities	513,974			411,624
Stockholders’ equity	69,975			70,498
Total liabilities and stockholders’ equity	$583,949			$482,122

Net interest income		$4,531			$3,763
Net interest rate spread(1)			3.20%			3.27%
Net interest-earning assets(2)	$131,633			$112,712

Net interest margin(3)			3.35%			3.45%
Average interest-earning assets to interest-bearing liabilities			131.95%			134.66%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $145,000 was recorded to the allowance for loan losses during the three months ended June 30, 2016, an increase of $73,000 as compared to a provision of $72,000 for the three months ended June 30, 2015. During the three months ended June 30, 2016, a provision of $40,000 was recorded to the residential one-to four- family loan portfolio,  a provision of $14,000 was recorded to the commercial real estate loan portfolio and a $14,000 provision was recorded for the commercial business portfolio primarily due to loan growth.  During the three months ended June 30, 2016, a provision of $62,000 was recorded related to the home equity portfolio primarily due to one loan that was also charged-off based on delinquency status.  Our provisions are based on our assessment of loss history, current asset quality and economic trends.

During the three months ended June 30, 2015, a provision of $49,000 was recorded relating to the residential one-to-four family loan portfolio primarily due to loan growth and due to a loss related to a short sale.  We recorded net charge-offs of $27,000 on the residential one- to four-family portfolio during the three months ended June 30, 2015.  A provision of $35,000 was recorded related to the commercial real estate portfolio due to loan growth.

Non-Interest income.  Non-interest income increased $648,000, or 43.6%, to $2.1 million for the three months ended June 30, 2016 from $1.5 million for the three months ended June 30, 2015.  The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $615,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  Gains on sales of mortgage loans increased $249,000 from $529,000 for the three months ended June 30, 2015 to $975,000 for the three months ended June 30, 2016 due to increased loan sales volume as well as improved net margins on sales. Mortgage loans sold during the three months ended June 30, 2015 totaled $40.9 million as compared to $50.5 million during the three months ended June 30, 2016.  A gain in the fair value of our mortgage derivatives and change in the fair value of loans held for sale of $273,000 were recorded during the three months ended June 30, 2016 as compared to $107,000 during the three months ended June 30, 2015.

Non-Interest expenses.  Non-interest expense increased $278,000, or 6.0%, to $5.0 million for the three months ended June 30, 2016 from $4.7 million for the three months ended June 30, 2015.  Salary and employee benefits expense increased $325,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to an increase in FTEs to 142 at June 30, 2016 from 136 at June 30, 2015, an increase in supplemental executive retirement plan expense of $41,000 during the three months ended June 30, 2016 as compared to the same period in 2015, general merit increases, and $36,000 in stock-based compensation expense related to awards made under our 2015 Equity Incentive Plan which had no grants in 2015.  Deposit servicing costs increased $48,000 due to increased debit card costs.  Impairment loss on real estate held for sale was $195,000 during the three months ended June 30, 2015 as compared to no impairments during the three months ended June 30, 2016.

Income tax expense.  Income tax expense of $625,000 was recorded for the three months ended June 30, 2016, an increase of $421,000, or 206.4%, as compared to $204,000 of income tax expense for the three months ended June 30, 2015.  The increase in income tax expense was primarily due to an increase in pre-tax income of $1.1 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  The effective tax rate for the three months ended June 30, 2016 and 2015 were 39.8% and 40.3%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and June 30, 2015

General.  Net income increased $910,000 to $1.6 million for the six months ended June 30, 2016 as compared to net income of $675,000 for the six months ended June 30, 2015.  Net income increased due to the increase in net interest income of $1.6 million primarily due to $1.7 million in increased loan interest income, partially offset by an increase in interest expense of $142,000.  Net income also increased due to  an increase in net gains on sales of loans and other mortgage banking income of $438,000.  The earnings results for the six months ended June 30, 2016 as compared to the same period in 2015 were also impacted by an $83,000 increase in the provision for loan losses.  Non-interest expenses increased $510,000, or 5.4%, to $9.9 million for the six months ended June 30, 2016 from $9.4 million for the six months ended June 30, 2015. The increase in non-interest expense was primarily due to increased salary and employee benefits expense, which increased $655,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  Occupancy expense decreased $77,000 to $$1.5 million for the six months ended June 30, 2016 from $1.6 million for the six months ended June 30, 2015 due to decreased snow removal costs and landscaping costs as well as due to the lower occupancy expenses related to our former headquarters which was sold in the first quarter of 2016.  During the six months ended June 30, 2015, an impairment loss of $195,000 was recorded based on an acceptance of an offer in July 2015 to purchase the Coventry land which had been classified as real estate held for sale.  The increase in income tax expense was primarily due to increased pre-tax income.

Interest Income.  Interest income increased $1.8 million, or 20.8%, to $10.2 million for the six months ended June 30, 2016 from $8.4 million for the six months ended June 30, 2015.  The increase reflected an increase in the average balance of interest-earning assets of $101.8 million to $531.9 million for the six months ended June 30, 2016 as compared to $430.1 million for the six months ended June 30, 2015, partially offset by a decrease in the average yield on interest-earning assets to 3.86% for the six months ended June 30, 2016 as compared to 3.96% for the six months ended June 30, 2015.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $1.7 million, or 20.1%, to $10.1 million for the six months ended June 30, 2016 from $8.4 million for the six months ended June 30, 2015.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $99.4 million to $506.7 million for the six months ended June 30, 2016 as compared to $407.3 million for the six months ended June 30, 2015.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family and commercial real estate loan portfolios during the six months ended June 30, 2016.  Partially offsetting the increase in the average balance of our loans was a decrease in our average yield on loans which decreased to 3.99% for the six months ended June 30, 2016 as compared to 4.14% for six months ended June 30, 2015 primarily due to a decline in market interst rates as well as the increase in residential one- to four-family residential loans as a percentage of our loan portfolio which are generally originated at lower interest rates as compared to commercial real estate and SBA loans.

Interest Expense. Interest expense increased $142,000, or 12.5%, to $1.3 million for the six months ended June 30, 2016 from $1.1 million for the six months ended June 30, 2015 primarily due to an increase in interest expense on borrowed funds of $230,000, partially offset by a decline in interest expense on deposits of $88,000.

Interest expense on deposits decreased $88,000, or 8.2%, to $985,000 for the six months ended June 30, 2016 from $1.1 million for the six months ended June 30, 2015.  Interest expense on deposits declined $88,000 due to a decline in the average cost of deposits of nine basis points to 0.70% for the six months ended June 30, 2016 as compared to 0.79% for the six months ended June 30, 2015 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.54% for the six months ended June 30, 2015 to 1.43% for the six months ended June 30, 2016.  While the average balance of interest-bearing deposits increased $5.8 million to $281.3 million for the six months ended June 30, 2016, the average balance of the higher costing certificates of deposit decreased $5.7 million to $111.4 million for the six months ended June 30, 2016 as compared to $117.1 million for the six months ended June 30, 2015, as certain depositors chose not to extend maturity dates based on possible future rate increases.

Interest expense on borrowed funds increased $230,000 to $293,000 for the six months ended June 30, 2016 from $63,000 for the six months ended June 30, 2015 primarily due to a $77.6 million increase in the average balance of borrowed funds to $122.5 million from $44.9 million for the six months ended June 30, 2015.  The average cost of borrowed funds increased to 48 basis points for the six months ended June 30, 2016 from 28 basis points for the six months ended June 30, 2015, due to the increase in short-term rates in December, 2015.

Net Interest Income.  Net interest income increased $1.6 million, or 22.0%, to $8.9 million for the six months ended June 30, 2016 from $7.3 million for the six months ended June 30, 2015. This increase was due to an $18.4 million increase in net interest-earning assets to $128.1 million for the six months ended June 30, 2016 as compared to the prior year period. This increase was partially offset by a decrease in our interest rate spread of three basis points to 3.22% for the six months ended June 30, 2016 as compared to 3.25% for the prior year period.  The net interest margin decreased to 3.37% for the six months ended June 30, 2016 from 3.43% for the six months ended June 30, 2015.

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

	Six months ended June 30, 2016 vs. 2015 Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$1,685	$1,982	$(297)
Cash and cash equivalents	3	(2)	5
Federal Home Loan Bank of Boston stock and other investments	66	5	61
Total interest-earning assets	1,754	1,985	(231)
Interest-bearing liabilities:
Money Market accounts	9	8	1
Savings accounts	4	4	—
Club accounts	—	—	—
Certificates of deposit	(101)	(50)	(51)
Borrowed funds	230	239	(9)
Total interest-bearing liabilities	142	201	(59)
Net interest income	$1,612	$1,784	$(172)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2016 and 2015.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2016			Six months ended June 30, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$506,733	$10,057	3.99%	$407,321	$8,372	4.14%
Cash and cash equivalents	14,760	52	0.71%	15,226	49	0.65%
Federal Home Loan Bank of Boston stock and other investments	10,413	93	1.80%	7,595	27	0.72%
Total interest-earning assets	531,906	10,202	3.86%	430,142	8,448	3.96%
Non-interest-earning assets	41,133			44,736
Total assets	$573,039			$474,878

Liabilities and Equity:
Money market accounts	$69,605	145	0.42%	$65,648	136	0.42%
Savings accounts	98,858	47	0.10%	91,364	43	0.09%
Club accounts	1,432	1	0.14%	1,432	1	0.14%
Certificates of deposit	111,399	792	1.43%	117,062	893	1.54%
Total interest-bearing deposits	281,294	985	0.70%	275,506	1,073	0.79%
Borrowed funds	122,512	293	0.48%	44,936	63	0.28%
Total interest bearing liabilities	403,806	1,278	0.64%	320,442	1,136	0.71%
Non-interest bearing deposits	92,331			78,616
Other liabilities	6,537			5,400
Total liabilities	502,674			404,458
Stockholders’ equity	70,365			70,420
Total liabilities and stockholders’ equity	$573,039			$474,878

Net interest income		$8,924			$7,312
Net interest rate spread(1)			3.22%			3.25%
Net interest-earning assets(2)	$128,100			$109,700

Net interest margin(3)			3.37%			3.43%
Average interest-earning assets to interest-bearing liabilities			131.72%			134.23%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $254,000 was recorded to the allowance for loan losses during the six months ended June 30, 2016, an increase of $83,000 as compared to a provision of $171,000 for the six months ended June 30, 2015, principally due to loan growth in the residential and commercial loan categories, as well as a credit provision of $37,000 related to the SBA portfolio due to the sale of SBA loans during the six months ended June 30, 2015. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the six months ended June 30, 2016, a provision of $103,000 was recorded relating to the residential one-to four- family loan portfolio, a provision of $38,000 was recorded related to the commercial real estate portfolio,  and a provision of $26,000 was recorded to the commercial business portfolio primarily due to loan growth.  We recorded a provision of $63,000 on the home equity portfolio during the six months ended June 30, 2016.  Net charge-offs of $59,000 on the home equity loan portfolio were recorded during the six months ended June 30, 2016.

A provision of $171,000 was recorded during the six months ended June 30, 2015.  We recorded $160,000 of the provision for the six months ended June 30, 2015 related to the residential one- to four-family loan portfolio and $60,000 to the commercial real estate portfolio, based on our assessment of loss history, asset quality and economic trends and charge-offs experienced in the portfolio.  We recorded a credit to the provision of $37,000 during the six months ended June 30, 2015 related to a decline in the SBA portfolio balance and due to lower specific reserves.

Non-Interest income.  Non-interest income increased $496,000, or 14.8%, to $3.9 million for the six months ended June 30, 2016 from $3.4 million for the six months ended June 30, 2015.  The increase in non-interest income was primarily due to an increase of $438,000 in net gains on sales of loans and other mortgage banking income. Gains on sales of mortgage loans increased $695,000 from $1.1 million for the six months ended June 30, 2015 to $1.8 million for the six months ended June 30, 2016. Mortgage loans sold during the six months ended June 30, 2015 amounted to $78.6 million as compared to $91.5 million during the six months ended June 30, 2016. The increase in the net gain on sales of mortgage loans was due to an increase in the net margin on the sales of mortgage loans during the first six months of 2016 coupled with the higher volume of loans sold.  An increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $56,000 was recorded during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due to increased loan sale volume and an increased pipeline.  During the six months ended June 30, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the six months ended June 30, 2016.  Customer service fees increased $75,000 to $1.6 million for the six months ended June 30, 2016 from $1.5 million for the six months ended June 30, 2015 primarily due to higher VISA fees.

Non-Interest expenses.  Non-interest expenses increased $510,000, or 5.4%, to $9.9 million for the six months ended June 30, 2016 from $9.4 million for the six months ended June 30, 2015. The increase in non-interest expenses was primarily due to increased salary and employee benefits expense, which increased $655,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to an increase in FTEs which was 142 at June 30, 2016, 133 FTEs at December 31, 2015, and 136 FTEs at June 30, 2015, general merit increases,  an increase of supplemental executive retirement expense of $82,000 as compared to the same period in 2015, and $54,000 in stock-based compensation expense related to awards made under our 2015 Equity Incentive Plan which had no grants in 2015.

Occupancy expense decreased $77,000 to $1.5 million for the six months ended June 30, 2016 from $1.6 million for the six months ended June 30, 2105 due to decreased snow removal costs and landscaping costs as well as due to the lower occupancy expenses related to our former headquarters which was sold in the first quarter of 2016.

Deposit servicing expense increased $76,000 to $444,000 for the six months ended June 30, 2016 from $368,000 for the same period in 2015 primarily due to increased debit card expenses.  During the six months ended June 30, 2015, impairment of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land, which had been classified as real estate held for sale.  Foreclosed real estate expenses decreased $61,000 to $42,000 for the six months ended June 30, 2016 from $103,000 for the prior year period primarily due to lower provisions for losses.

Other general and administrative expenses increased $74,000 to $887,000 for the six months ended June 30, 2016 as compared to $813,000 for the comparable 2015 period primarily due to a $20,000 increase in loan servicing expenses, a $16,000 increase in travel and education expenses, and an increase in other operational expenses.

Income tax expense.  Income tax expense of $1.1 million was recorded for the six months ended June 30, 2016, an increase of $605,000, as compared to $446,000 of income tax expense for the six months ended June 30, 2015.  The increase in income tax expense was primarily due to an increase in pre-tax income during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  The effective tax rate for the six months ended June 30, 2016 was 39.9% as compared to 39.8% for the six months ended June 30, 2015.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2016.

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

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At June 30, 2016, cash and cash equivalents totaled $15.2 million.  The Corporation also has $3.1 million of certificates of deposit at other banks.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At June 30, 2016, the Bank had $48.9 million in commitments to originate loans, $29.9 million of which will be sold.  In addition to commitments to originate loans, the Bank had $69.8 million in unused lines of credit to borrowers.  Commitments to purchase loans from third parties totaled $5.2 million.  Certificates of deposit due within one year of June 30, 2016 totaled $41.1 million, or 10.6%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $20.9 million as of June 30, 2016.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before June 30, 2017, or it may pay higher rates on borrowed funds should interest rates increase or should the Bank borrow for longer terms.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of June 30, 2016.

The Corporation’s primary investing activity is originating loans.  During the six months ended June 30, 2016 and for the year ended December 31, 2015, loan originations, net of principal repayments totaled $29.2 million, and $146.8 million, respectively. During the six months ended June 30, 2016 and year ended December 31, 2015, purchases of loans from third party originators totaled $9.1 million and $57.4 million, respectively.  During the six months ended June 30, 2016, proceeds from the sale of real estate held for sale totaled $3.3 million.

Financing activities consist primarily of activity in deposit accounts, borrowed funds from the Federal Home Loan Bank of Boston (FHLB) advances and stock repurchases.  We experienced a net increase in deposits of $13.3 million and $30.0 million for the six months ended June 30, 2016 and for the year ended December 31, 2015, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net change in short term borrowed funds was $23.4 million during the six months ended June 30, 2016 as compared to $69.0 million for the year ended December 31, 2015 and $1.3 million in repayments of matured long-term advances for the year ended December 31, 2015.  The Corporation repurchased $4.6 million of its common stock as part of two previously announced 5% stock repurchase programs during the six months ended June 30, 2016.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Borrowed funds were $138.9 million and $115.5 million at June 30, 2016 and December 31, 2015, respectively.  At June 30, 2016, we had the ability to borrow up to an additional $62.6 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At June 30, 2016, the Bank had the capacity to borrow up to $16.5 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations. In July 2013, the Bank’s primary federal regulator, the FDIC, published final rules (the “Basel III Capital Rules”) that implement, in part, agreements reached by the Basel Committee on Banking Supervision (“Basel Committee”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and imposed new capital requirements on the Bank, effective January 1, 2015. When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019. As of June 30, 2016, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized” under Basel III, framework, the Bank must maintain minimum Total Capital, Tier 1 and Common Equity Tier 1 Capital ratios of 10%, 8% and 6.5% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of June 30, 2016 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital for Adequacy with Capital Buffer		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighed assets)	$57,241	13.088%	$34,988	8.000%	$37,721	8.625%	$43,734	10.000%
Tier 1 Capital (to risk weighed assets)	54,867	12.546	26,241	6.000	28,974	6.625	34,988	8.000
Common Equity Tier 1 (to risk weighed assets)	54,867	12.546	19,680	4.500	22,414	5.125	28,427	6.500
Tier 1 Leverage Capital (to average assets)	54,867	9.560	22,958	4.000	N/A	N/A	28,697	5.000

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended June 30, 2016) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At June 30, 2016 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

a)                                     Unregistered Sales of Equity Securities.  None

b)                                     Use of Proceeds.  None

c)                                      Repurchase of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1 – April 30, 2016	—	$—	—	71,659
May 1 – May 31, 2016	71,659	$13.00	71,659	235,086
June 1 – June 30, 2016	235,086	$13.00	235,086	—
Total	306,745	$13.00	306,745	—

(1) The Corporation authorized its first stock repurchase program during the first quarter of 2015.  The Corporation’s Board of Directors authorized a stock repurchase program to acquire up to 247,459 shares, or 5.0% of the Corporation’s then outstanding common stock.  On May 19, 2016, the Corporation announced that it had completed the program.

(2) The Corporation authorized its second stock repurchase program during the second quarter of 2016.  The Corporation’s Board of Directors authorized a stock repurchase program to acquire up to 235,086 shares, or 5.0% of the Corporation’s then outstanding common stock.  On June 14, 2016, the Corporation announced that it had completed the program.

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
101

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Net Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2016 and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: August 4, 2016
	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)