Form 10-Q
period 2016-09-30
Coastway Bancorp, Inc.
filed 2016-11-03
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO                 .

For the quarterly period ended September 30, 2016

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

As of October 31, 2016 there were 4,466,634 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

( in thousands except share and per share amounts)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$2,493	$3,041
Interest-earning deposits	19,904	15,281
Total cash and cash equivalents	22,397	18,322
Certificates of deposit	3,046	6,074
Federal Home Loan Bank stock, at cost	7,533	5,283
Loans, net of allowance for loan losses of $2,456 and $2,194, respectively	524,616	467,023
Loans held for sale, at fair value	28,082	18,952
Premises and equipment, net	31,679	31,407
Accrued interest receivable	1,546	1,414
Real estate held for sale	—	3,305
Foreclosed real estate	411	710
Bank-owned life insurance	4,421	4,326
Net deferred tax asset	614	815
Other assets	8,580	7,506
Total assets	$632,925	$565,137

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$291,408	$277,559
Non-interest-bearing	99,547	95,960
Total deposits	390,955	373,519
Borrowed funds	166,050	115,500
Accrued expenses and other liabilities	6,606	5,196
Total liabilities	563,611	494,215

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; and 4,466,634 and 4,822,279 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	45	48
Additional paid-in capital	41,602	46,094
Retained earnings	31,465	28,697
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,524)	(3,643)
Accumulated other comprehensive loss	(274)	(274)
Total stockholders’ equity	69,314	70,922
	$632,925	$565,137

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands except share and per share amounts)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$5,398	$4,527	$15,455	$12,899
Other interest income	80	51	226	128
Total interest income	5,478	4,578	15,681	13,027
Interest expense:
Interest on deposits	514	486	1,499	1,559
Interest on borrowed funds	188	49	481	112
Total interest expense	702	535	1,980	1,671
Net interest income	4,776	4,043	13,701	11,356
Provision for loan losses	89	196	343	367
Net interest income after provision for loan losses	4,687	3,847	13,358	10,989
Non-interest income:
Customer service fees	834	815	2,408	2,314
Net gain on sales of loans and other mortgage banking income	1,473	811	3,624	2,523
Bank-owned life insurance income	31	34	95	102
Other income (loss)	64	(51)	140	28
Total non-interest income	2,402	1,609	6,267	4,967
Non-interest expenses:
Salary and employee benefits	2,712	2,353	8,141	7,126
Occupancy and equipment	789	721	2,301	2,309
Data processing	454	419	1,301	1,279
Deposit servicing	314	209	758	577
Professional fees	175	150	559	498
FDIC insurance assessment	100	90	285	278
Advertising	78	68	239	211
Foreclosed real estate	54	37	96	140
Impairment loss on real estate held for sale	—	386	—	581
Other general and administrative	478	386	1,375	1,199
Total non-interest expenses	5,154	4,819	15,055	14,198
Income before income taxes	1,935	637	4,570	1,758
Income tax expense	752	291	1,802	736
Net income and comprehensive income	$1,183	$346	$2,768	$1,022
Weighted average common shares outstanding — basic	4,112,278	4,518,147	4,290,734	4,544,296
Weighted average common shares outstanding — diluted	4,116,902	4,518,147	4,293,138	4,544,296
Per share information:
Basic earnings per common share	$0.29	$0.08	$0.65	$0.22
Diluted earnings per common share	$0.29	$0.08	$0.64	$0.22

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Compensation-	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2015	4,822,279	$48	$46,094	$28,697	$(3,643)	$(274)	$70,922
Net income and comprehensive income	—	—	—	2,768	—	—	2,768
Common stock repurchased	(355,645)	(3)	(4,613)	—	—	—	(4,616)
Stock-based compensation	—	—	90	—	—	—	90
ESOP shares committed to be allocated (11,867 shares)	—	—	31	—	119	—	150
Balance at September 30, 2016	4,466,634	$45	$41,602	$31,465	$(3,524)	$(274)	$69,314

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$2,768	$1,022
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	343	367
Loans originated for sale	(161,274)	(132,236)
Loans sold	155,353	134,149
Gain on sale of mortgage loans, net	(3,209)	(1,835)
Gain on sale of portfolio loans, net	—	(328)
Amortization of deferred loan costs	784	585
Loss on foreclosed real estate	94	81
Loss on real estate held for sale	11	—
Impairment loss on real estate held for sale	—	581
Depreciation and amortization expense	995	956
Bank-owned life insurance income	(95)	(102)
Deferred income tax expense (benefit)	201	47
ESOP expense	150	131
Stock-based compensation	90	—
Net change in:
Accrued interest receivable	(132)	(106)
Other, net	336	1,087
Net cash (used in) provided by operating activities	(3,585)	4,399
Cash flows from investing activities:
Purchase of and increase in certificates of deposit	(15)	(3,048)
Maturities of certificates of deposit	3,043	—
Purchase of FHLB stock	(2,350)	(1,373)
Proceeds from redemption of FHLB stock	100	—
Loan originations, net of principal payments	(43,781)	(22,565)
Purchase of loans from third party originators	(15,150)	(44,203)
Proceeds from portfolio loans sold	—	4,554
Proceeds from the sale of real estate held for sale	3,294	—
Proceeds from sale of foreclosed real estate	416	916
Purchases of premises and equipment	(1,267)	(629)
Net cash used by investing activities	(55,710)	(66,348)
Cash flows from financing activities:
Net increase in deposits	17,436	14,619
Net change in short-term borrowed funds	48,800	48,000
Increase in long-term borrowed funds	1,750	—
Repayments of long-term borrowed funds	—	(1,300)
Repurchase of common stock	(4,616)	(902)
Net cash provided by financing activities	63,370	60,417
Net change in cash and cash equivalents	4,075	(1,532)
Cash and cash equivalents at beginning of period	18,322	14,582
Cash and cash equivalents at end of period	$22,397	$13,050
Supplemental cash flow information:
Interest paid on deposits	$1,499	$1,557
Interest paid on borrowed funds	478	109
Income taxes paid	1,765	190
Supplemental non-cash information:
Loans transferred to foreclosed real estate	211	725
Real estate transferred from premises and equipment to real estate held for sale	—	55

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

Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and its subsidiary.  All significant intercompany transactions have been eliminated.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the valuation of loans held for sale, mortgage banking derivatives and commitments to sell fixed-rate residential mortgages.

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

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of September 30, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The ASU requires equity instruments (except those accounted for under the equity method of accounting or that result in consolidations of the investee) to be measured at fair value with changes in fair value recognized in net income.  However, an entity may choose to measure an equity investment that does not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions.  For public business entities, the standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities, including emerging growth companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal periods after December 15, 2019.  We do not expect a significant impact upon adoption on January 1, 2019.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

In February 2016, the FASB issued ASU 2016-02, which will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Under the new guidance, a lessee will be required to recognize right to use assets and lease liabilities for leases with lease terms of more than 12 months.  However, unlike current Generally Accepted Accounting Principles (GAAP) — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet.

The accounting by organizations that own the assets leased by the lessee — also known as lessor accounting — will remain largely unchanged from current GAAP.  However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model.  The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For all other organizations, including emerging growth companies, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  We are currently evaluating the impact of adoption of this standard, including identifying contracts that are, or contain, leases, as the lease identification guidance in the new standard is different than the current standard.

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

For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  For private companies and emerging growth companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early adoption is permitted for any organization in any interim or annual period.  This standard will be effective for the Corporation for the year ended December 31, 2018.  We do not anticipate a material impact as a result of adopting this standard as share-based awards were first granted during the first quarter of 2016.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, that will significantly change how banks measure and recognize credit impairment for many financial assets from an incurred loss methodology to a current expected credit loss model.  The current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard.  The FASB also made targeted amendments to the current impairment model for available-for-sale debt securities.  The ASU is effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019, and for other companies, including emerging growth companies, for interim and annual periods in fiscal years beginning after December 15, 2020.  All entities may early adopt the standard for annual and interim periods in fiscal years after December 15, 2018.  The standard will be effective for the Corporation on January 1, 2021.  We are currently evaluating the impact of adoption of this standard, including different methodologies that may be employed to estimate credit losses, such as loss rate methods, component loss methods, and qualitative factors, as well as additional data gathering that will be needed to adopt the standard.  The standard will add new disclosures related to factors that influenced management’s estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience.

(2)                                 Certificates of Deposit

At September 30, 2016, a certificate of deposit totaling $3.0 million with an interest rate of 0.65% matures in December 2016.  Certificates of deposit are carried at cost which approximates fair value.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(3)                                 Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Residential real estate mortgage loans:
1-4 family	$241,910	$208,777
Home equity loans and lines of credit	78,334	76,881
Total residential real estate mortgage loans	320,244	285,658

Commercial real estate	133,181	125,782
Commercial business	15,575	8,918
Commercial construction	12,058	4,729
SBA	41,011	39,217

Consumer	1,139	1,252
Total loans	523,208	465,556

Allowance for loan losses	(2,456)	(2,194)
Net deferred loan costs	3,864	3,661
Loans, net	$524,616	$467,023

Residential one- to four-family loans of $241.9 million at September 30, 2016 and $208.8 million at December 31, 2015 included purchased loans which were individually underwritten based on the Bank’s credit standards, totaling $66.3 million and $64.1 million, respectively.  During the three months ended September 30, 2016 and 2015, the Bank purchased $6.0 million and $26.2 million of loans at a cost of $6.1 million and $26.5 million, respectively.  During the nine months ended September 30, 2016 and 2015, the Bank purchased $15.0 million and $43.7 million of loans at a cost of $15.2 million and $44.2 million, respectively.  The loans purchased from third parties are located in New England, primarily Massachusetts.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Currently, under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.  Guaranteed portions of SBA loans totaled $26.8 million and $24.8 million at September 30, 2016 and December 31, 2015.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three year period; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2016 and the year ended December 31, 2015.

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

The following table presents the credit risk profile by internally assigned risk rating category at the dates indicated:

	September 30, 2016
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$123,657	$15,575	$12,058	$37,129	$188,419
Loans rated 5.5	4,225	—	—	718	4,943
Loans rated 6	674	—	—	1,491	2,165
Loans rated 7	4,625	—	—	1,574	6,199
Loans rated 8	—	—	—	99	99
	$133,181	$15,575	$12,058	$41,011	$201,825

	December 31, 2015
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Loans rated 1-5	$122,466	$8,826	$4,729	$34,182	$170,203
Loans rated 5.5	1,563	92	—	1,799	3,454
Loans rated 6	75	—	—	1,250	1,325
Loans rated 7	1,678	—	—	1,986	3,664
Loans rated 8	—	—	—	—	—
	$125,782	$8,918	$4,729	$39,217	$178,646

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

The following table presents past due loans as of the dates indicated.

September 30, 2016

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
Residential 1-4 family	$—	$1,004	$1,528	$2,532	$—	$3,770
Home equity loans and lines of credit	156	121	—	277	—	449
Commercial real estate	—	—	131	131	—	238
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	62	459	521	—	558
Consumer	—	—	—	—	—	—
Total gross loans	$156	$1,187	$2,118	$3,461	$—	$5,015

The balance of loans on non-accrual exceed loans past due, due to a combination of loans that are current, but that have been modified in a troubled debt restructuring and/or loans for which future payments are not reasonably assured.

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

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

September 30, 2016

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$6,020	$5,749	$5,566	$183	$39
Home equity loans & lines of credit	1,207	1,187	992	195	8
Commercial real estate	4,493	4,493	4,493	—	—
SBA	2,092	2,057	2,057	—	—
Consumer	14	14	—	14	3
Total	$13,826	$13,500	$13,108	$392	$50

December 31, 2015

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
Residential 1-4 family	$4,458	$4,224	$3,287	$937	$43
Home equity loans & lines of credit	1,035	1,055	834	221	17
Commercial real estate	398	398	398	—	—
SBA	2,032	2,013	2,013	—	—
Consumer	14	14	—	14	3
Total	$7,937	$7,704	$6,532	$1,172	$63

Of the $2.1 million and $2.0 million of impaired SBA loans at September 30, 2016 and at December 31, 2015, respectively, guaranteed portions of such loans amounted to $1.7 million at both dates.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential real estate:
Residential 1-4 family	$5,638	$45	$5,272	$51
Home equity loans & lines of credit	1,233	9	1,144	28
Commercial real estate	1,441	18	146	2
SBA	2,089	30	1,659	27
Consumer	14	—	15	—
Total	$10,415	$102	$8,236	$108

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential real estate:
Residential 1-4 family	$5,051	$136	$5,856	$155
Home equity loans & lines of credit	1,263	41	1,003	34
Commercial real estate	813	10	106	5
SBA	2,094	110	1,693	98
Consumer	14	—	18	—
Total	$9,235	$297	$8,676	$292

Troubled Debt Restructurings (TDRs)

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss. Total TDR loans, included in impaired loans as of September 30, 2016 and December 31, 2015 were $10.9 million and $6.6 million, respectively.  No additional funds are committed to be advanced in connection with TDR loans.  TDR loans on accrual status amounted to $8.5 million and $3.5 million at September 30, 2016 and December 31, 2015, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	$—	1	$218	$218
Home equity	1	25	25	4	321	321
Commercial real estate	1	4,000	4,000	1	4,000	4,000
SBA	—	—	—	1	50	50
Total	2	$4,025	$4,025	7	$4,589	$4,589

The troubled debt restructurings described above had no impact to the allowance for loan losses and resulted in no charge-offs during the three and nine months ended September 30, 2016, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the periods indicated:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	2	$497
SBA	1	22	1	22
Total	1	$22	3	$519

The troubled debt restructurings described above resulted in no charge-offs and no specific reserves for the three and nine months ended September 30, 2016.

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

The troubled debt restructurings described above had no impact to the allowance for loan losses and resulted in no charge-offs during the three and nine months ended September 30, 2015, respectively.

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

The troubled debt restructurings described above resulted in no charge-offs and no specific reserves for the three months ended September 30, 2015 and $43,000 in charge-offs and no specific reserves for the nine months ended September 30, 2015.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended September 30, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at June 30, 2016	$946	$529	$541	$65	$37	$248	$8	$2,374
Provision (credit)	60	(5)	18	4	18	(3)	(3)	89
Loans charged-off	—	—	—	—	—	(17)	—	(17)
Recoveries	5	2	—	—	—	—	3	10
Allowance at September 30, 2016	$1,011	$526	$559	$69	$55	$228	$8	$2,456

Three Months Ended September 30, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at June 30, 2015	$787	$515	$460	$25	$22	$206	$8	$2,023
Provision (credit)	113	42	41	4	(12)	8	—	196
Loans charged-off	(100)	(53)	—	—	—	(1)	(2)	(156)
Recoveries	—	14	—	—	—	1	2	17
Allowance at September 30, 2015	$800	$518	$501	$29	$10	$214	$8	$2,080

Nine Months Ended September 30, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2015	$863	$525	$503	$39	$21	$234	$9	$2,194
Provision (credit)	163	58	56	30	34	15	(13)	343
Loans charged-off	(20)	(67)	—	—	—	(29)	—	(116)
Recoveries	5	10	—	—	—	8	12	35
Allowance at September 30, 2016	$1,011	$526	$559	$69	$55	$228	$8	$2,456

Nine Months Ended September 30, 2015

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2014	$654	$584	$400	$28	$30	$236	$10	$1,942
Provision (credit)	274	47	101	1	(20)	(28)	(8)	367
Loans charged-off	(139)	(128)	—	—	—	(10)	(2)	(279)
Recoveries	11	15	—	—	—	16	8	50
Allowance at September 30, 2015	$800	$518	$501	$29	$10	$214	$8	$2,080

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

September 30, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$39	$8	$—	$—	$—	$—	$3	$50
Allowance for non-impaired loans	972	518	559	69	55	228	5	2,406
Total	$1,011	$526	$559	$69	$55	$228	$8	$2,456
Impaired loans	$5,749	$1,187	$4,493	$—	$—	$2,057	$14	$13,500
Non-impaired loans	236,161	77,147	128,688	15,575	12,058	38,954	1,125	509,708

Total loans	$241,910	$78,334	$133,181	$15,575	$12,058	$41,011	$1,139	$523,208

December 31, 2015

	Residential	Home	Commercial	Commercial	Commercial
(Dollars in thousands)	1-4 family	Equity	Real Estate	Business	Construction	SBA	Consumer	Total
Allowance for impaired loans	$43	$17	$—	$—	$—	$—	$3	$63
Allowance for non-impaired loans	820	508	503	39	21	234	6	2,131
Total	$863	$525	$503	$39	$21	$234	$9	$2,194
Impaired loans	$4,224	$1,055	$398	$—	$—	$2,013	$14	$7,704
Non-impaired loans	204,553	75,826	125,384	8,918	4,729	37,204	1,238	457,852

Total loans	$208,777	$76,881	$125,782	$8,918	$4,729	$39,217	$1,252	$465,556

(4)                                 Employee Benefits

Deferred Compensation Supplemental Executive Plan

The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan (“DCSERP”) with a senior executive.  The DCSERP allows the executive to invest all or a portion of the deferred compensation in Corporation stock, provided that such stock will only be settled in Corporation stock.  The assets invested in bonds which are held in a Rabbi Trust, related to this Plan totaled $1.1 million at September 30, 2016 and $930,000 at December 31, 2015, and are included in other assets at fair value in the consolidated balance sheet.  The liability for the benefit obligation reported in accrued expenses and other liabilities totaled $1.1 million at September 30, 2016 and $930,000 at December 31, 2015. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at September 30, 2016 which is accounted for at its cost basis of $100,000, which is offset in stockholders’ equity by the benefit obligation of $100,000.  Rabbi trust shares are considered outstanding shares for both basic and diluted EPS.

Supplemental Retirement Agreements

The Bank has entered into supplemental retirement agreements (“SERP”) with seven executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally ages 65-67.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally accrue as they are vested; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three months ended September 30, 2016 and 2015, SERP expense totaled $192,000 and $151,000, respectively and for the nine months ended September 30, 2016 and 2015, SERP expense totaled $575,000 and $453,000 respectively.

Defined Benefit Pension Plan

Pension expense income totaled $5,000 and $5,000 for the three months ended September 30, 2016 and 2015, respectively, and $16,000 and $16,000 for the nine months ended September 30, 2016 and 2015, respectively. The Bank expects to contribute $19,000 during the plan year ending December 31, 2016.

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

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock concurrent with the January 2014 initial public offering.  As of September 30, 2016, the ESOP holds 395,543 shares, or 9% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation made to purchase the common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal, which is currently 3.50% per annum at September 30, 2016.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  The balance of the loan was $3.7 million at September 30, 2016.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the ESOP’s investment fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

September 30, 2016
Allocated	31,674
Distributions	(391)
Committed to be allocated	11,867
Unallocated	352,393
395,543

The fair value of unallocated shares was approximately $4.8 million at September 30, 2016.

Total compensation expense recognized in connection with the ESOP was $51,000 and $43,000 for the three months ended September 30, 2016 and 2015, respectively and was $150,000 and $131,000, for the nine month periods ended September 30, 2016 and 2015 respectively.

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

In February 2016, the Compensation Committee of the Board of Directors authorized the grant of 91,225 options at a strike price of $12.41 and 39,045 shares of restricted stock to directors and certain key senior executives.  The options and the restricted stock both vest over a five year period.  The $12.41 fair value of the restricted stock is based on the closing price of the Company’s common stock on the date of the grant.  The holders of restricted stock participate fully in rewards of stock ownership of the Company, including voting, and dividend rights when vested.  Restricted stock expense for the three and nine month periods ended September 30, 2016 was $24,000 and $60,000, respectively.  At September 30, 2016, there was $424,000 of unrecognized salary and employee benefits cost related to restricted stock.  The grant-date fair value of stock options of $2.59 was estimated using the Black-Scholes Option-Pricing Model.  Stock option expense for the three and nine months ended September 30, 2016 was $12,000 and $30,000, respectively.  At September 30, 2016, there was $207,000 of unrecognized salary and employee benefits cost related to stock options.  The instrinsic value of stock options was $118,000 at September 30, 2016.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following presents the assumptions used in determining the grant-date fair value of stock options:

Volatility	13.52%
Weighted average forfeiture rate	00.00
Weighted average dividend yield	00.00
Expected Term	8 years
Weighted average risk free rate	1.56%

(6)                                 Earnings per Common Share and Share Repurchase Plans

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of September 30, 2015.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed as follows in the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income applicable to common stock	$1,183	$346	$2,768	$1,022

Weighted average common shares outstanding	4,466,634	4,888,340	4,649,024	4,918,423
Less: Average unallocated ESOP shares	(354,356)	(370,193)	(358,290)	(374,127)
Weighted average number of common shares outstanding — basic	4,112,278	4,518,147	4,290,734	4,544,296
Dilutive impact of stock options	—	—	—	—
Dilutive impact of restricted stock	4,624	—	2,404	—
Weighted average number of common shares outstanding — diluted	4,116,902	4,518,147	4,293,138	4,544,296
Earnings per share — basic	$0.29	$0.08	$0.65	$0.22
Earnings per share — diluted	$0.29	$0.08	$0.64	$0.22

The incremental shares of common stock totaling 7,112 and 7,376 shares pertaining to outstanding stock options were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2016 because they were anti-dilutive.  There were no stock options granted for the three and nine months ended September 30, 2015 and as such, there was no impact on dilutive earnings per share.

On January 30, 2015, the Corporation authorized a program to repurchase, from time to time and as market and business conditions warrant, up to 247,499 shares of the Corporation’s common stock.  During the nine months ended September 30, 2016 and 2015, 71,659 shares and 80,400 shares were repurchased at a cost of $932,000 and $902,000, respectively.  The 71,659 shares repurchased during the nine months ended September 30, 2016 were repurchased from one stockholder at a price of $13.00 per share.  On May 19, 2016, the Corporation announced it had completed this first stock repurchase program.

On May 18, 2016, the Company authorized a program to repurchase, from time to time and as business conditions warrant, up to 235,086 shares of the Corporation’s common stock.  During the nine months ended September 30, 2016, 235,086 shares were repurchased for a cost of $3.1 million.  The 235,086 shares were repurchased from one stockholder at a price of $13.00 per share.  On June 14, 2016, the Corporation announced it had completed this stock repurchase program.  No shares were repurchased during the three months ended September 30, 2016.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,	December 31,
	2016	2015
	(In thousands)

Commitments to originate loans for portfolio	$24,907	$14,905
Commitments to originate loans to be sold	36,587	13,142
Commitments to purchase loans from third parties	2,067	5,988
Unfunded commitments under home equity lines of credit	52,284	51,639
Unfunded commitments under commercial lines of credit	12,980	11,542
Unfunded commitments under SBA lines of credit	4,204	4,340
Unfunded commitments under overdraft lines of credit	176	181
Unadvanced funds on construction loans	4,882	7,225

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

Mortgage Banking

At September 30, 2016, the Bank had $36.6 million of interest rate lock commitments to borrowers and loans held for sale of $28.1 million with $60.2 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open To Be Announced securities (“TBAs”) with a notional amount of $19.5 million, mandatory delivery contracts with a notional amount of $8.8 million, and best efforts contracts with a notional amount of $31.9 million.  The Bank has $2.8 million of closed hedge instruments that were not settled at September 30, 2016.

At December 31, 2015, the Bank had $13.1 million of interest rate lock commitments to borrowers and loans held for sale of $19.0 million with $31.3 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open TBAs with a notional amount of $4.0 million, mandatory delivery contracts with a notional amount of $2.8 million, and best efforts contracts with a notional amount of $24.5 million.  The Bank had $4.8 million of closed hedge instruments that were not settled at December 31, 2015.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the fair values of derivative instruments and forward loan sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
September 30, 2016

Derivative loan commitments:
Commitments hedged with best efforts	Other assets	$736	N/A	$—
Commitments hedged with TBA	Other assets	428	N/A	—
Total derivative commitments		1,164	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	N/A	—	Other liabilities	340
Loans held for sale	N/A	—	Other liabilities	286
Total best efforts contracts		—		626
Mandatory delivery contracts	Other assets	19	N/A	—
TBA securities	N/A	—	Other liabilities	87
Total forward loan sale commitments		19		713
Total derivative loan and forward loan sale commitments		$1,183		$713

December 31, 2015

Derivative loan commitments:
Commitments hedged with best efforts	Other assets	$162	N/A	$—
Commitments hedged with TBA	Other assets	55	N/A	—
Total derivative commitments		217	N/A	—

Forward loan sale commitments:
Best efforts contracts hedging:
Commitments	N/A	—	Other liabilities	49
Loans held for sale	N/A	—	Other liabilities	126
Total best efforts contracts		—		175
Mandatory delivery contracts	Other assets	3	N/A	—
TBA securities	N/A	—	Other liabilities	5
Total forward loan sale commitments		3		180
Total derivative loan and forward loan sale commitments		$220		$180

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents information pertaining to the gains and losses on Bank’s derivative loan commitments not designated as hedging instruments and forward loan sale commitments:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain/(Loss)	2016	2015	2016	2015
		(In thousands)		(In thousands)
Derivative loan commitments	Net gain on sales of loans and other mortgage banking income	$162	$210	$947	$466
Best efforts contracts	Net (loss) on sales of loans and other mortgage banking income	(72)	(430)	(451)	(270)
Mandatory delivery contracts	Net gain on sales of loans and other mortgage banking income	32	—	16	—
TBA securities	Net gain (loss) on sales of loans and other mortgage banking income	139	(27)	(82)	(27)
		$261	$(247)	$430	$169

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

Effective January 1, 2015, the Bank elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed mortgage loans intended for sale and transferred the placement of loans held for sale to Level 2 in the fair value hierarchy.  ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards.  The Bank has elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values for the loans with changes in the fair value of the forward loan sale contracts used to economically hedge them.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $28.1 million, $26.9 million and $1.2 million at September 30, 2016.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $19.0 million, $18.3 million and $684,000 at December 31, 2015.  The change in fair value of loans held for sale reported as a component of net gains on sale of loans and other mortgage banking income was $137,000 and $286,000 for the three months ended September 30, 2016 and 2015, respectively, and $540,000 and $157,000 for the nine months ended September 30, 2016 and 2015, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2016
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$28,082	$—
Derivative loan commitments	—	—	1,164
Mandatory delivery contracts	—	19	—
Liabilities measured on a recurring basis:
Forward loan sale commitments:
Best efforts contracts	—	—	626
TBA securities	—	87	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	587
Foreclosed real estate	—	—	411

	December 31, 2015
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$18,952	$—
Derivative loan commitments	—	—	217
Forward sale mandatory delivery contracts	—	3	—
Liabilities measured on a recurring basis:
Forward loan sale commitments:
Best efforts contracts	—	—	175
TBA securities	—	5	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	1,084
Foreclosed real estate	—	—	710
Real estate held for sale	—	3,305	—

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three and nine months ended September 30, 2016 or the year ended December 31, 2015.

Impaired loan balances in the table above represent those collateral dependent impaired  loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss. The provision to the allowance for loan losses related to collateral dependent impaired loans recorded at fair value for the three months ended September 30, 2016 and 2015, totaled $44,000 and $20,000, respectively, and for the nine months ended September 30, 2016 and 2015, totaled $67,000 and $120,000, respectively.   The carrying value of impaired loans recorded at fair value is $587,000, net of $17,000 in charge-offs and specific reserves of $39,000 at September 30, 2016. The carrying value of impaired loans recorded at fair value was $1.1 million, net of $28,000 in charge-offs and $15,000 in specific reserves at December 31, 2015.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.  There were $47,000 and $12,000 of provision for losses on foreclosed real estate for the three months ended September 30, 2016 and 2015, respectively.  There were $62,000 and $12,000 of provision for losses on foreclosed real estate for the nine months ended September 30, 2016 and 2015, respectively.  There was one property acquired through foreclosure during the three and nine months ended September 30, 2016 with a carrying value of $211,000.

When real estate is determined to be held for sale, it is recorded at the lower of estimated fair value less estimated cost to sell.  The fair value less costs to sell is determined based on current appraisals that utilize prices in observed transactions involving similar assets or estimated selling price less costs to sell. There were no write-downs on real estate held for sale during the three and nine months ended September 30, 2016 and $386,000 and $581,000 of write-downs on real estate held for sale during the three and nine months ended September 30, 2015.  The Bank recorded no loss for the three months ended September 30, 2016 and recorded a loss of $11,000 upon the sale of its two real estate held for sale properties during the nine months ended September 30, 2016.

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

The table below presents for the three and nine months ended September 30, 2016 and 2015, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Three months ended September 30,
(Dollars in thousands)	2016	2015

Balance at beginning of period	$448	$418
Gain (losses) arising during the period	(39)	4
Gains on new commitments during the period	736	186
Reclassifications of realized gains (losses) on settled commitments	(607)	(410)
Balance at end of period	$538	$198

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Nine months ended September 30,
(Dollars in thousands)	2016	2015

Balance at beginning of period	$42	$2
Gain (losses) arising during the period	(57)	2
Gains on new commitments during the period	1,577	605
Reclassifications of realized gains (losses) on settled commitments	(1,024)	(411)
Balance at end of period	$538	$198

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

September 30, 2016

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$1,164	Investor pricing	Pull-through rate	76.2% – 100%
Liabilities measured on a recurring basis:
Forward loan sale commitments	(626)	Investor pricing	Pull-through rate	82.5% – 100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	587	Discounted appraisal	Collateral discounts	5 – 30%
Foreclosed real estate	411	Discounted appraisal	Collateral discounts	5 – 30%

December 31, 2015

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative commitments	$217	Investor pricing	Pull-through rate	79.6% – 100%

Liabilities measured on a recurring basis:
Forward loan sale commitments	(175)	Investor pricing	Pull-through rate	82.5% – 100%

Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,084	Discounted appraisals	Collateral discounts	5 – 30%
Foreclosed real estate	710	Discounted appraisals	Collateral discounts	5 – 30%

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

The estimates of fair value of financial instruments were based on information available at September 30, 2016 and December 31, 2015 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$524,616	$534,930	$—	$—	$534,930
FHLB stock	7,533	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	115,055	115,212	—	115,212	—
Borrowed funds	166,050	165,908	—	165,908	—

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

	December 31, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$467,023	$471,245	$—	$—	$471,245
FHLB stock	5,283	N/A	—	—	N/A
Financial liabilities:
Certificates of deposit	109,038	109,423	—	109,423	—
Borrowed funds	115,500	115,495	—	115,495	—

(1)         Excluded from this table are certain financial instruments that approximate fair value, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, certificates of deposit, accrued interest receivable, non-term deposit accounts, and accrued interest payable.  The respective carrying values of cash and cash equivalents, certificates of deposit and non-term deposit accounts would all be considered to be classified within Level 1 of their fair value hierarchy.  The $1.5 million and $1.4 million carrying value of accrued interest receivable on loans would generally be considered Level 3 in the fair value hierarchy and the carrying value of accrued interest payable of $27,000 and $24,000 at September 30, 2016 and December 31, 2015, respectively would be considered Level 2.

Item 2 -     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Corporation’s (also referred to herein as, “Company’s” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Corporation’s 2015 consolidated financial statements as included in the Corporation’s annual report on Form 10-K filed with the SEC.

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

Accounting Policies/Critical Accounting Estimates

As discussed in the 2015 consolidated financial statements included in the Corporation’s annual report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the valuation of loans held for sale, mortgage banking derivatives and commitments to sell fixed-rate residential mortgages.  The Corporation has not changed its significant accounting and reporting policies from those disclosed in its 2015 consolidated financial statements.

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

The Corporation’s earnings are largely dependent on net interest income which is the difference between interest earned on loans, investments and cash and cash equivalents, and the cost of funding (primarily deposits and borrowed funds).  The re-pricing frequency of the Corporation’s assets and liabilities are not identical, and therefore subject the Corporation to the risk of adverse changes in interest rates.  Historically, our interest-earning assets had re-priced more quickly than our interest-bearing liabilities, which make us vulnerable to decreases in interest rates.  Due to the growth in the residential one- to four-family loan portfolio, coupled with the increase in short-term borrowed funds, our interest-bearing liabilities may re-price more quickly than our interest-earning assets in the first two to three years in an increasing interest rate environment, and then revert back to interest-earning assets re-pricing more quickly than our interest-bearing liabilities thereafter due to the timing of loans repricing.  The Corporation’s earnings are also dependent on the net gains on sales of loans, and other mortgage banking income, which is volatile.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale.  Weak or deteriorating economic conditions also tend to reduce loan demand.  The Corporation’s operating expenses are high as a percentage of net interest income and non-interest income, due to prior branch growth and increase in personnel as we positioned the Bank for future growth.

Net income increased $837,000, or 241.9% to $1.2 million for the three months ended September 30, 2016 as compared to net income of $346,000 for the three months ended September 30, 2015.  The earnings results for the three months ended September 30, 2016 as compared to the same period in 2015 were impacted by a $733,000 increase in net interest income, primarily due to growth in loan interest income of $871,000, partially offset by an increase in interest expense on borrowed funds of $139,000 as borrowings increased to support loan growth.  During the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, we recorded a decrease in the provision for loan losses of $107,000, and had an increase in total non-interest income of $793,000, an increase of $335,000 in non-interest expense, and an increase in income tax expense of $461,000. The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $662,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to both increased volume and improved margins.  The increase in non-interest expense was primarily due to the increase in salary and employee benefits expense of $359,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to an increase in full time equivalents (“FTEs”) to 143 at September 30, 2016 from 137 at September 30, 2015, an increase in supplemental executive retirement plan expense of $41,000 during the three months ended September 30, 2016 as compared to the same period in 2015, general merit increases, and $33,000 in stock-based compensation expense related to awards made under our 2015 Equity Incentive Plan in 2016 which had no grants in 2015.  Non-interest expenses were also impacted by $386,000 of impairment losses recorded during the three months ended September 30, 2015 based on the acceptance of an offer and subsequent entry into a Purchase & Sale Agreement to sell One Coastway Plaza.  Deposit servicing costs increased $105,000 from $209,000 for the three months ended September 30, 2015 to $314,000 for the three months ended September 30, 2016 primarily due to increased debit card costs.  The increase in income tax expense during the three months ended September 30, 2016 was primarily due to increased pre-tax income.

Net income increased $1.7 million or 170.8% to $2.8 million for the nine months ended September 30, 2016 as compared to net income of $1.0 million for the nine months ended September 30, 2015.  Net income increased due to the increase in net interest income of $2.3 million primarily due to $2.6 million in increased loan interest income, partially offset by an increase in interest expense on borrowed funds of $369,000 as borrowings increased to support loan growth. Net income also increased due to an increase in net gains on sales of loans and other mortgage banking income of $1.1 million due to both increased volume and improved margins.  The earnings results for the nine months ended September 30, 2016 as compared to the same period in 2015 were also impacted by a $24,000 decrease in the provision for loan losses.  Non-interest expenses increased $857,000, or 6.0%, to $15.1 million for the nine months ended September 30, 2016 from $14.2 million for the nine months ended September 30, 2015. The increase in non-interest expense was primarily due to increased salary and employee benefits expense, which increased $1.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  Deposit servicing costs increased $181,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to increased debit card costs.  During the nine months ended September 30, 2015, impairment losses of $581,000 were recorded based on the acceptances of offers in July 2015 to purchase the Coventry land and in August 2015 related to One Coastway Plaza both of which had been classified as real estate held for sale.  The increase in income tax expense in 2016 was primarily due to increased pre-tax income.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Assets.  Our total assets increased $67.7 million, or 12.0%, to $632.9 million at September 30, 2016 from $565.1 million at December 31, 2015 primarily due to loan growth. Total loans (excluding loans held for sale) increased $57.7 million, or 12.4%, to $523.2 million at September 30, 2016 from $465.6 million at December 31, 2015.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $33.1 million, or 15.9%, to $241.9 million at September 30, 2016 from $208.8 million at December 31, 2015. Residential one- to four-family loans increased due to purchases of $15.0 million of loans at a purchase price of $15.2 million from third parties as well as organic loan growth. Commercial real estate loans increased $7.4 million, or 5.9%, to $133.2 million at September 30, 2016 as compared to $125.8 million at December 31, 2015.  Commercial business loans increased $6.7 million, or 74.6%, to $15.6 million at September 30, 2016 from $8.9 million at December 31, 2015, primarily due to an increase in the drawn amount related to a business line of credit. Commercial construction loans increased to $12.1 million at September 30, 2016 from $4.7 million at December 31, 2015, or $7.4 million, of which $5.2 million related to four new loans in 2016 and the remainder was due to additional advances.  Cash and cash equivalents increased $4.1 million during the nine months ended September 30, 2016 primarily due to a decision to maintain additional on-balance sheet liquidity.

Loans.  A summary of the balances of loans are as follows:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$241,910	46.24%	$208,777	44.84%
Home equity loans and lines of credit	78,334	14.97	76,881	16.51
Commercial real estate	133,181	25.45	125,782	27.02
Commercial business	15,575	2.98	8,918	1.92
Commercial construction	12,058	2.30	4,729	1.02
SBA loans	41,011	7.84	39,217	8.42
Consumer	1,139	0.22	1,252	0.27

Total loans	523,208	100.00%	465,556	100.00%
Net deferred loan costs	3,864		3,661
Allowance for loan losses	(2,456)		(2,194)
Total loans, net	$524,616		$467,023

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $17.4 million, or 4.7%, to $391.0 million at September 30, 2016 from $373.5 million at December 31, 2015.  The increase in deposits was primarily as a result of an increase in certificates of deposit and savings accounts.  Certificates of deposit increased $6.0 million, or 5.5% to $115.1 million at September 30, 2016.  The increase in certificates of deposit was primarily in the five-year maturity category as we increased our interest rates paid in September 2015.  Savings and interest bearing demand deposit accounts increased $8.2 million, or 8.4% to $106.4 million at September 30, 2016.  Non-interest bearing demand deposits increased $3.6 million, or 3.7% from $96.0 million at December 31, 2015 to $99.5 million at September 30, 2016.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$99,547	25.46%	$95,960	25.69%
Money market accounts	68,402	17.50	69,036	18.48
Savings and interest bearing demand deposit accounts	106,382	27.21	98,133	26.28
Club accounts	1,569	0.40	1,352	0.36
Total transaction accounts	275,900	70.57	264,481	70.81
Certificates of deposit	115,055	29.43	109,038	29.19
Total deposits	$390,955	100.00%	$373,519	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston as an alternate funding source to deposits. Borrowed funds at September 30, 2016 totaled $166.1 million as compared to $115.5 million at December 31, 2015, an increase of $50.6 million, or 43.8%.  Borrowed funds at September 30, 2016 were comprised of $164.3 million of short-term advances, $1.3 million in overnight advances and $1.8 million of a long-term advance at a combined weighted average rate of 0.49% as compared to short-term advances of $115.5 million at December 31, 2015 at a weighted average rate of 0.44%.  The increase in borrowed funds during the nine months ended September 30, 2016 was to fund loan growth.  The $1.8 million long-term advance was made under the FHLB’s Jobs for New England Program and matures on September 20, 2021 at a 0% interest rate.

Total Stockholders’ Equity.  Total stockholders’ equity decreased to $69.3 million at September 30, 2016 from $70.9 million at December 31, 2015.  The decrease in stockholders’ equity was due to stock repurchases of $4.6 million, partially offset by net income of $2.8 million, $150,000 of ESOP shares committed to be allocated, and $90,000 of stock-based compensation.

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

Non-performing loans increased to $5.0 million, or 0.96% of total loans at September 30, 2016, from $4.2 million, or 0.91% of total loans, at December 31, 2015 primarily due to a $702,000 increase in non-performing one- to four-family residential loans.  A residential one- to four-family loan with a balance of $754,000 was moved to non-performing status during the nine months ended September 30, 2016.  The estimated fair value of the collateral securing the $754,000 loan is sufficient based on a recent appraisal to protect against a potential loss.  Further, two home equity lines of credit totaling $286,000 were classified as non-accruing troubled-debt restructurings based on their delinquency or maturity status during the nine months ended September 30, 2016.  A $4.0 million commercial real estate loan was moved to accruing troubled debt restructured based on an extension of the maturity date.  The loan is well-secured based on its most recent appraisal and is current at September 30, 2016.

One commercial real estate loan totaling $109,000 was moved to an accruing troubled debt restructured loan from non-performing status based on satisfactory payment performance.

Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is recorded at fair value less costs to sell.  During the nine months ended September 30, 2016, a $211,000 three-unit commercial building was transferred from loans to foreclosed real estate, which was net of a $12,000 charge-off, and a valuation allowance of $46,500 was recorded based upon acceptance of a Purchase & Sale Agreement during the three months ended September 30, 2016.  One foreclosed property was sold for $416,000 during the nine months ended September 30, 2016.

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

Non-performing assets increased $477,000 during the nine months ended September 30, 2016 to $5.4 million at September 30, 2016 from $5.0 million at December 31, 2015 due primarily to the increase in non-performing loans discussed above.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$1,779	$193
Home equity loans and lines of credit	172	329
Commercial real estate loans	130	130
Commercial business loans	—	—
SBA loans	558	467
Commercial construction loans	—	—
Consumer loans	—	—
Total nonaccrual loans	2,639	1,119
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	1,991	2,875
Home equity loans and lines of credit	278	137
Commercial real estate loans	108	109
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	2,377	3,121
Total nonperforming loans	5,016	4,240
Foreclosed real estate:
Residential real estate mortgage loans:
1-4 family	—	463
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	411	247
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	411	710
Total nonperforming assets	$5,427	$4,950

Total accruing troubled debt restructured loans	$8,485	$3,465
Delinquent loans 60 — 89 days past due	$1,187	$881
Loans 60-89 days past due to total loans	0.23%	0.19%
Ratios:
Non-performing loans to total loans	0.96%	0.91%
Non-performing assets to total assets	0.86%	0.88%

For the three and nine months ended September 30, 2016 and 2015, and for the year ended December 31, 2015, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $40,000, $39,000, $171,000, $170,000 and $190,000, respectively.  The amount that was included in interest income on such loans totaled $17,000, $41,000, $103,000, $130,000 and $123,000 for the three and nine months ended September 30, 2016 and 2015, and the year ended December 31, 2015, respectively.

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

(Dollars in thousands)	September 30, 2016	December 31, 2015
Special mention	$2,165	$1,325
Substandard	6,199	3,664
Doubtful	99	—
Loss	—	—
Total classified and special mention loans	$8,463	$4,989

The level of classified and special mention loans increased by $3.5 million to $8.5 million at September 30, 2016 from $5.0 million at December 31, 2015.  One commercial real estate loan totaling $4.0 million was downgraded to “substandard” during the three months ended September 30, 2016 based upon tax liens and a modification of the loan’s maturity date.  The loan is well secured based on the most recent appraisal of the real estate collateral securing the loan.  Two substandard commercial real estate loans totaling $1.0 million were upgraded from “substandard” based on improvement in credit quality during the nine months ended September 30, 2016.  Two commercial real estate loans totaling $717,000 and two SBA loans totaling $487,000 were downgraded from “watch” to special mention during the nine months ended September 30, 2016.  One SBA loan totaling $99,000 was downgraded to “doubtful” based on closure of the business, for which all the net carrying value is guaranteed by the SBA.

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

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$2,374	$2,023	$2,194	$1,942
Provision for loan losses	89	196	343	367
Charge-offs:
Residential 1-4 family	—	(100)	(20)	(139)
Home equity loans and lines of credit	—	(53)	(67)	(128)
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	(17)	(1)	(30)	(10)
Commercial construction	—	—	—	—
Consumer	—	(2)	—	2
Total charge-offs	(17)	(156)	(117)	(279)
Recoveries on charged-off loans
Residential 1-4 family	5	—	5	11
Home equity loans and lines of credit	2	14	10	15
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	—	1	9	16
Commercial construction	—	—	—	—
Consumer	3	2	12	8
Total recoveries	10	17	36	50
Net (charge-offs) recoveries	(7)	(139)	(81)	(229)
Balance at end of period	$2,456	$2,080	$2,456	$2,080
Annualized net loans (charge-offs) recoveries to average loans outstanding	(0.01)%	(0.12)%	(0.02)%	(0.07)%
Allowance for loan losses to non-performing loans at end of period	48.96%	45.85%	48.96%	45.85%
Allowance for loan losses to total loans at end of period	0.47%	0.47%	0.47%	0.47%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and September 30, 2015.

General.  Net income increased $837,000, 241.9% to $1.2 million for the three months ended September 30, 2016 as compared to net income of $346,000 for the three months ended September 30, 2015.  The earnings results for the three months ended September 30, 2016 as compared to the same period in 2015 were impacted by a $733,000 increase in net interest income, primarily due to growth in loan interest income of $871,000, partially offset by an increase in interest expense on borrowed funds of $139,000 as borrowings increased to support loan growth.  During the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, we recorded a decrease in the provision for loan losses of $107,000, and had an increase in total non-interest income of $793,000, an increase of $335,000 in non-interest expense, and an increase in income tax expense of $461,000. The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $662,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to both increased volume and improved margins.  The increase in non-interest expense was primarily due to the increase in salary and employee benefits expense of $359,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to an increase in full time equivalents (“FTEs”) to 143 at September 30, 2016 from 137 at September 30, 2015, an increase in supplemental executive retirement plan expense of $41,000 during the three months ended September 30, 2016 as compared to the same period in 2015, general merit increases, and $33,000 in stock-based compensation expense related to awards made under our 2015 Equity Incentive Plan in 2016 which had no grants in 2015.  Non-interest expenses were also impacted by $386,000 of impairment losses recorded during the three months ended September 30, 2015 based on the acceptance of an offer and subsequent entry into a Purchase & Sale Agreement to sell One Coastway Plaza.  Deposit servicing costs increased $105,000 from $209,000 for the three months ended September 30, 2015 to $314,000 for the three months ended September 30, 2016 primarily due to increased debit card costs.  The increase in income tax expense during the three months ended September 30, 2016 was primarily due to increased pre-tax income.

Interest Income.  Interest income increased $900,000, or 19.7%, to $5.5 million for the three months ended September 30, 2016 from $4.6 million for the three months ended September 30, 2015.  The increase reflected an increase in the average balance of interest-earning assets of $100.7 million to $571.0 million for the three months ended September 30, 2016 as compared to $470.2 million for the three months ended September 30, 2015, partially offset by a decrease in the average yield on interest-earning assets to 3.82% for the three months ended September 30, 2016 as compared to 3.86% for the three months ended September 30, 2015.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $871,000, or 19.2%, to $5.4 million for the three months ended September 30, 2016 from $4.5 million for the three months ended September 30, 2015.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $94.5 million to $542.3 million for the three months ended September 30, 2016 as compared to $447.7 million for the three months ended September 30, 2015.  The increase in our average balance of loans was principally due to the growth in our residential one- to four-family, commercial real estate and commercial business loan portfolios.  Partially offsetting the increase in the average balance of our loans was a decrease in our average yield on loans which decreased to 3.96% for the three months ended September 30, 2016 from 4.01% for the three months ended September 30, 2015. The decrease in our average yield on loans during the three months ended September 30, 2016 as compared to the prior year period was primarily due to a decline in market interest rates as well as the increase in residential one- to four-family residential loans as a percentage of our total loan portfolio which generally are originated at lower interest rates as compared to commercial real estate and SBA loans.

Interest Expense. Interest expense increased $167,000, or 31.2%, to $702,000 for the three months ended September 30, 2016 from $535,000 for the three months ended September 30, 2015 due to an increase in interest expense on borrowed funds of $139,000 and a $28,000, or 5.8%, increase in deposit interest expense.

Interest expense on deposits increased $28,000, or 5.8%, to $514,000 for the three months ended September 30, 2016 from $486,000 for the three months ended September 30, 2015.  Deposit interest expense increased due to an increase of $13.2 million in the average balance of interest-bearing deposits coupled with an increase in the average cost of deposits of one basis point to 0.71% for the three months ended September 30, 2016 as compared to 0.70% for the three months ended September 30, 2015.  The average cost of certificates of deposit increased from 1.41% for the three months ended September 30, 2015 to 1.45% for the three months ended September 30, 2016 and the average balance of certificates of deposit increased $5.2 million to $114.5 million for the three months ended September 30, 2016 as compared to $109.3 million for the three months ended September 30, 2015 primarily as a result of the increase in our five year certificate of deposit interest rate.

Interest expense on borrowed funds increased $139,000 to $188,000 for the three months ended September 30, 2016 from $49,000 for the three months ended September 30, 2015 due to an increase in the average balance of borrowed funds as well as an increase in the average cost of borrowed funds.  The average balance of borrowed funds increased $71.6 million to $152.0 million for the three months ended September 30, 2016 from $80.4 million for the three months ended September 30,

2015, as we increased short-term borrowings to fund loan growth.  The average cost of borrowed funds increased to 0.49% for the three months ended September 30, 2016 from 0.24% for the three months ended September 30, 2015 primarily due to the December 2015 increase in short-term interest rates, partially offset by the impact of the no interest cost of the $1.8 million long-term borrowing.

Net Interest Income.  Net interest income increased $733,000, or 18.1%, to $4.8 million for the three months ended September 30, 2016 from $4.0 million for the three months ended September 30, 2015. This increase was due to the $15.9 million increase in net interest-earning assets to $130.4 million for the three months ended September 30, 2016 as compared to the prior year period, partially offset by a decrease in our interest rate spread of eight basis points to 3.18% for the three months ended September 30, 2016 as compared to 3.26% for the prior year period.  The net interest margin decreased eight basis points to 3.33% for the three months ended September 30, 2016 from 3.41% for the three months ended September 30, 2015.

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

Three months ended September 30,

2016 vs. 2015

Increase (decrease) due to

(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$871	$942	$(71)
Cash and cash equivalents	12	8	4
Federal Home Loan Bank of Boston stock and other investments	17	—	17
Total interest-earning assets	900	950	(50)
Interest-bearing liabilities:
Money Market accounts	(2)	(1)	(1)
Savings accounts	2	2	—
Club accounts	—	—	—
Certificates of deposit	28	19	9
Borrowed funds	139	64	75
Total interest-bearing liabilities	167	84	83
Net interest income	$733	$866	$(133)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2016 and 2015.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended September 30, 2016			Three months ended September 30, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$542,288	$5,398	3.96%	$447,743	$4,527	4.01%
Cash and cash equivalents	18,588	26	0.56%	12,416	14	0.45%
Federal Home Loan Bank of Boston stock and other investments	10,087	54	2.13%	10,076	37	1.46%
Total interest-earning assets	570,963	5,478	3.82%	470,235	4,578	3.86%
Non-interest-earning assets	41,610			43,304
Total assets	$612,573			$513,539

Liabilities and Equity:
Money market accounts	$68,740	$72	0.42%	$69,544	74	0.42%
Savings accounts	103,794	25	0.10%	94,774	23	0.10%
Club accounts	1,535	—	—%	1,678	—	—%
Certificates of deposit	114,516	417	1.45%	109,348	389	1.41%
Total interest-bearing deposits	288,585	514	0.71%	275,344	486	0.70%
Borrowed funds	151,990	188	0.49%	80,411	49	0.24%
Total interest bearing liabilities	440,575	702	0.63%	355,755	535	0.60%
Non-interest bearing deposits	95,686			81,675
Other liabilities	8,145			5,632
Total liabilities	544,406			443,062
Stockholders’ equity	68,167			70,477
Total liabilities and stockholders’ equity	$612,573			$513,539

Net interest income		$4,776			$4,043
Net interest rate spread(1)			3.18%			3.26%
Net interest-earning assets(2)	$130,388			$114,480

Net interest margin(3)			3.33%			3.41%
Average interest-earning assets to interest-bearing liabilities			129.59%			132.18%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $89,000 was recorded to the allowance for loan losses during the three months ended September 30, 2016, a decrease of $107,000 as compared to a provision of $196,000 for the three months ended September 30, 2015. During the three months ended September 30, 2016, a provision of $60,000 was recorded to the residential one- to four-family loan portfolio, a provision of $18,000 was recorded to the commercial real estate loan portfolio and a $18,000 provision was recorded for the commercial construction portfolio primarily due to loan growth.  Our provisions are based on our assessment of loss history, current asset quality and economic trends.

During the three months ended September 30, 2015, a provision of $113,000 was recorded relating to the residential one- to-four-family loan portfolio primarily due to loan growth.  We recorded net charge-offs of $100,000 on the residential one- to four-family portfolio during the three months ended September 30, 2015.  A provision of $41,000 was recorded related to the commercial real estate portfolio due to loan growth during the three months ended September 30, 2015, and a provision of $42,000 was recorded related to the home equity portfolio primarily due to a delinquent home equity loan that was charged-off during the quarter.

Non-Interest income.  Non-interest income increased $793,000, or 49.3%, to $2.4 million for the three months ended September 30, 2016 from $1.6 million for the three months ended September 30, 2015.  The increase in non-interest income was primarily the result of an increase in net gains on sales of loans, and other mortgage banking income of $662,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  Gains on sales of mortgage loans increased $679,000 from $756,000 for the three months ended September 30, 2015 to $1.4 million for the three months ended September 30, 2016 due to increased loan sales volume as well as improved net margins on sales. Mortgage loans sold during the three months ended September 30, 2015 totaled $49.9 million as compared to $63.8 million during the three months ended September 30, 2016.  A gain in the fair value of our mortgage derivatives and change in the fair value of loans held for sale of $22,000 were recorded during the three months ended September 30, 2016 as compared to $39,000 during the three months ended September 30, 2015.  Other income (loss) increased $115,000 for the three months ended September 30, 2016 primarily due to the impact of the change in fair value of bonds held in a Rabbi Trust, which holds the assets invested on behalf of the DCSERP.

Non-Interest expenses.  Non-interest expense increased $335,000, or 7.0%, to $5.2 million for the three months ended September 30, 2016 from $4.8 million for the three months ended September 30, 2015.  Salary and employee benefits expense increased $359,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to an increase in FTEs to 143 at September 30, 2016 from 137 at September 30, 2015, an increase in supplemental executive retirement plan expense of $41,000 during the three months ended September 30, 2016 as compared to the same period in 2015, general merit increases, $33,000 in stock-based compensation expense related to awards made in 2016 under our 2015 Equity Incentive Plan which had no grants in 2015 and an increase in DCSERP benefit obligations of $129,000 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  Deposit servicing costs increased $105,000 primarily due to increased debit card costs.  Impairment loss on real estate held for sale was $386,000 during the three months ended September 30, 2015 as compared to no impairments during the three months ended September 30, 2016 based on the acceptance of an offer and subsequent entry into a Purchase & Sale Agreement to sell One Coastway Plaza in 2015. General and Administrative expenses increased $92,000 to $478,000 primarily due to $26,000 in additional travel and education expenses and $35,000 increase in debit card fraud losses.

Income tax expense.  Income tax expense of $752,000 was recorded for the three months ended September 30, 2016, an increase of $461,000, or 158.4%, as compared to $291,000 of income tax expense for the three months ended September 30, 2015.  The increase in income tax expense was primarily due to an increase in pre-tax income of $1.3 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  The effective tax rate for the three months ended September 30, 2016 and 2015 was 38.9% and 45.7%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and September 30, 2015

General.  Net income increased $1.7 million or 170.8%, to $2.8 million for the nine months ended September 30, 2016 as compared to net income of $1.0 million for the nine months ended September 30, 2015.  Net income increased due to the increase in net interest income of $1.6 million primarily due to $2.6 million in increased loan interest income, partially offset by an increase in interest expense on borrowed funds of $369,000 as borrowings increased to support loan growth. Net income also increased due to an increase in net gains on sales of loans and other mortgage banking income of $1.1 million due to both increased volume and improved margins.  The earnings results for the nine months ended September 30, 2016 as compared to the same period in 2015 were also impacted by a $24,000 decrease in the provision for loan losses.  Non-interest expenses increased $857,000, or 6.0%, to $15.1 million for the nine months ended September 30, 2016 from $14.2 million for the nine months ended September 30, 2015. The increase in non-interest expense was primarily due to increased salary and employee benefits expense, which increased $1.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  Deposit servicing costs increased $181,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to increased debit card costs.  During the nine months ended September 30, 2015, impairment losses of $581,000 were recorded based on the acceptances of offers in July 2015 to purchase the Coventry land and in August 2015 related to One Coastway Plaza both of which had been classified as real estate held for sale.  The increase in income tax expense in 2016 was primarily due to increased pre-tax income.

Interest Income.  Interest income increased $2.7 million, or 20.4%, to $15.7 million for the nine months ended September 30, 2016 from $13.0 million for the nine months ended September 30, 2015.  The increase reflected an increase in the average balance of interest-earning assets of $101.4 million to $545.0 million for the nine months ended September 30, 2016 as compared to $443.7 million for the nine months ended September 30, 2015, partially offset by a decrease in the average yield on interest-earning assets to 3.84% for the nine months ended September 30, 2016 as compared to 3.93% for the nine months ended September 30, 2015.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $2.6 million, or 19.8%, to $15.5 million for the nine months ended September 30, 2016 from $12.9 million for the nine months ended September 30, 2015.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $97.7 million to $518.7 million for the nine months ended September 30, 2016 as compared to $420.9 million for the nine months ended September 30, 2015.  The increase in our average balance of loans was principally due to the growth in our residential one- to four-family, commercial real estate and commercial business loan portfolios during the nine months ended September 30, 2016.  Partially offsetting the increase in the average balance of our loans was a decrease in our average yield on loans which decreased to 3.98% for the nine months ended September 30, 2016 as compared to 4.10% for nine months ended September 30, 2015 primarily due to a decline in market interest rates as well as the increase in residential one- to four-family residential loans as a percentage of our total loan portfolio which are generally originated at lower interest rates as compared to commercial real estate and SBA loans.

Interest Expense. Interest expense increased $309,000, or 18.5%, to $2.0 million for the nine months ended September 30, 2016 from $1.7 million for the nine months ended September 30, 2015 primarily due to an increase in interest expense on borrowed funds of $369,000, partially offset by a decline in interest expense on deposits of $60,000.

Interest expense on deposits decreased $60,000, or 3.8%, to $1.5 million for the nine months ended September 30, 2016 from $1.6 million for the nine months ended September 30, 2015.  Interest expense on deposits declined $60,000 due to a decline in the average cost of deposits of five basis points to 0.71% for the nine months ended September 30, 2016 as compared to 0.76% for the nine months ended September 30, 2015 as a result of lower interest rates.  The average cost of certificates of deposit declined from 1.50% for the nine months ended September 30, 2015 to 1.44% for the nine months ended September 30, 2016.  While the average balance of interest-bearing deposits increased $8.2 million to $283.7 million for the nine months ended September 30, 2016, the average balance of the higher costing certificates of deposit decreased $5.7 million to $112.4 million for the nine months ended September 30, 2016 as compared to $114.5 million for the nine months ended September 30, 2015, as certain depositors chose not to extend maturity dates based on possible future interest rate increases.

Interest expense on borrowed funds increased $369,000 to $481,000 for the nine months ended September 30, 2016 from $112,000 for the nine months ended September 30, 2015 primarily due to a $75.5 million increase in the average balance of borrowed funds to $132.4 million for the nine months ended September 30, 2016 from $56.9 million for the nine months ended September 30, 2015.  The average cost of borrowed funds increased to 49 basis points for the nine months ended September 30, 2016 from 26 basis points for the nine months ended September 30, 2015, due to the increase in short-term rates in December, 2015, partially offset by the impact of the no interest cost of the $1.8 million long-term borrowing.

Net Interest Income.  Net interest income increased $2.3 million, or 20.6%, to $13.7 million for the nine months ended September 30, 2016 from $11.4 million for the nine months ended September 30, 2015. This increase was due to a $17.6 million increase in net interest-earning assets to $128.9 million for the nine months ended September 30, 2016 as compared to the prior year period. This increase was partially offset by a decrease in our interest rate spread of four basis points to 3.21% for the nine months ended September 30, 2016 as compared to 3.25% for the prior year period.  The net interest margin decreased to 3.36% for the nine months ended September 30, 2016 from 3.42% for the nine months ended September 30, 2015.

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

Nine months ended September 30,

2016 vs. 2015

Increase (decrease) due to

(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$2,556	$2,921	$(365)
Cash and cash equivalents	28	5	23
Federal Home Loan Bank of Boston stock and other investments	70	11	59
Total interest-earning assets	2,654	2,937	(283)
Interest-bearing liabilities:
Money Market accounts	8	7	1
Savings accounts	5	6	(1)
Club accounts	—	—	—
Certificates of deposit	(73)	(23)	(50)
Borrowed funds	369	225	144
Total interest-bearing liabilities	309	215	94
Net interest income	$2,345	$2,722	$(377)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2016 and 2015.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$518,671	$15,455	3.98%	$420,943	12,899	4.10%
Cash and cash equivalents	16,065	76	0.63%	14,279	48	0.45%
Federal Home Loan Bank of Boston stock and other investments	10,303	150	1.94%	8,431	80	1.27%
Total interest-earning assets	545,039	15,681	3.84%	443,653	13,027	3.93%
Non-interest-earning assets	41,261			44,335
Total assets	$586,300			$487,988

Liabilities and Equity:
Money market accounts	69,314	217	0.42%	$66,961	209	0.42%
Savings accounts	100,505	72	0.10%	92,570	67	0.10%
Club accounts	1,467	1	0.09%	1,515	1	0.09%
Certificates of deposit	112,445	1,209	1.44%	114,463	1,282	1.50%
Total interest-bearing deposits	283,731	1,499	0.71%	275,509	1,559	0.76%
Borrowed funds	132,409	481	0.49%	56,891	112	0.26%
Total interest bearing liabilities	416,140	1,980	0.64%	332,400	1,671	0.67%
Non-interest bearing deposits	93,468			79,599
Other liabilities	7,073			5,559
Total liabilities	516,681			417,558
Stockholders’ equity	69,619			70,430
Total liabilities and stockholders’ equity	$586,300			$487,988

Net interest income		$13,701			$11,356
Net interest rate spread(1)			3.21%			3.25%
Net interest-earning assets(2)	$128,899			$111,253

Net interest margin(3)			3.36%			3.42%
Average interest-earning assets to interest-bearing liabilities			130.97%			133.47%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $343,000 was recorded to the allowance for loan losses during the nine months ended September 30, 2016, a decrease of $24,000 as compared to a provision of $367,000 for the nine months ended September 30, 2015, principally due to loan growth in the residential and commercial loan categories. Our provisions are based on our assessment of loss history, current asset quality and economic trends.  During the nine months ended September 30, 2016, a provision of $163,000 was recorded relating to the residential one- to four-family loan portfolio, a provision of $56,000 was recorded related to the commercial real estate portfolio, a provision of $30,000 was recorded to the commercial business portfolio and a provision of $34,000 was recorded to the commercial construction portfolio primarily due to loan growth.  We recorded a provision of $58,000 on the home equity portfolio during the nine months ended September 30, 2016.  Net charge-offs of $57,000 on the home equity loan portfolio were recorded during the nine months ended September 30, 2016.

A provision of $367,000 was recorded during the nine months ended September 30, 2015.  We recorded $274,000 of the provision for the nine months ended September 30, 2015 related to the residential one- to four-family loan portfolio and $101,000 related to the commercial real estate portfolio, based on our assessment of loss history, impact of loan growth, asset quality and economic trends and charge-offs experienced in the portfolio.  We recorded a provision of $47,000 in the home equity portfolio during the nine months ended September 30, 2016, while home equity net charge-offs totaled $113,000.  The balance of home equity loans and lines of credit declined $2.8 million during the nine months ended September 30, 2015.  We recorded a credit to the provision of $28,000 during the nine months ended September 30, 2015 related to a decline in the SBA portfolio balance and due to lower specific reserves.

Non-Interest income.  Non-interest income increased $1.3 million, or 14.8%, to $6.3 million for the nine months ended September 30, 2016 from $5.0 million for the nine months ended September 30, 2015.  The increase in non-interest income was primarily due to an increase of $1.1 million in net gains on sales of loans and other mortgage banking income. Gains on sales of mortgage loans increased $1.4 million from $1.8 million for the nine months ended September 30, 2015 to $3.2 million for the nine months ended September 30, 2016. Mortgage loans sold during the nine months ended September 30, 2015 amounted to $134.1 million as compared to $155.4 million during the nine months ended September 30, 2016. The increase in the net gain on sales of mortgage loans was due to an increase in the net margin on the sales of mortgage loans during the first nine months of 2016 coupled with the higher volume of loans sold.  An increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $39,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, was due to increased loan sale volume and an increased pipeline.  During the nine months ended September 30, 2015, SBA loans totaling $4.2 million were sold for a gain of $328,000 as compared to no SBA loan sales during the nine months ended September 30, 2016.  Customer service fees increased $94,000 to $2.4 million for the nine months ended September 30, 2016 from $2.3 million for the nine months ended September 30, 2015 primarily due to higher VISA fees.  Other income (loss) increased $112,000 for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 primarily due to the impact of the change in fair value of bonds held in a Rabbi Trust, which holds the assets invested on behalf of the DCSERP.

Non-Interest expenses.  Non-interest expenses increased $857,000, or 6.0%, to $15.1 million for the nine months ended September 30, 2016 from $14.2 million for the nine months ended September 30, 2015. The increase in non-interest expenses was primarily due to increased salary and employee benefits expense, which increased $1.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to an increase in FTEs which was 143 at September 30, 2016, 133 FTEs at December 31, 2015, and 137 FTEs at September 30, 2015, general merit increases,  an increase of supplemental executive retirement expense of $122,000 as compared to the same period in 2015, $83,000 in stock-based compensation expense related to awards made in 2016 under our 2015 Equity Incentive Plan which had no grants in 2015 and an increase in DCSERP benefit obligations of $142,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Deposit servicing expense increased $181,000 to $758,000 for the nine months ended September 30, 2016 from $577,000 for the same period in 2015 primarily due to increased debit card expenses.  During the nine months ended September 30, 2015, impairment of $581,000 was recorded based on an acceptance of offers in July 2015 to sell the Coventry land and in August, 2015 to sell One Coastway Plaza, which had been classified as real estate held for sale.  Foreclosed real estate expenses decreased $44,000 to $96,000 for the nine months ended September 30, 2016 from $140,000 for the prior year period primarily due to lower provisions for losses and lower foreclosed property expenses.

Other general and administrative expenses increased $176,000 to $1.4 million for the nine months ended September 30, 2016 as compared to $1.2 million for the comparable 2015 period primarily due to a $15,000 increase in loan servicing expenses, a $43,000 increase in travel and education expenses, a $45,000 increase in office operations expenses primarily due to telephone communication upgrades and a $29,000 increase in other operational expenses due to debit card losses.

Income tax expense.  Income tax expense of $1.8 million was recorded for the nine months ended September 30, 2016, an increase of $1.1 million, as compared to $736,000 of income tax expense for the nine months ended September 30, 2015.  The increase in income tax expense was primarily due to an increase in pre-tax income during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  The effective tax rate for the nine months ended September 30, 2016 was 39.4% as compared to 41.9% for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2016.

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

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At September 30, 2016, cash and cash equivalents totaled $22.4 million.  The Corporation also has $3.0 million of certificates of deposit at other banks.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2016, the Bank had $61.5 million in commitments to originate loans, $36.6 million of which will be sold.  In addition to commitments to originate loans, the Bank had $69.6 million in unused lines of credit to borrowers.  Commitments to purchase loans from third parties totaled $2.1 million.  Certificates of deposit due within one year of September 30, 2016 totaled $38.9 million, or 9.9%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $22.2 million as of September 30, 2016.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before September 30, 2017, or it may pay higher rates on borrowed funds should interest rates increase or should the Bank borrow for longer terms.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of September 30, 2016.

The Corporation’s primary investing activity is originating loans.  During the nine months ended September 30, 2016 and for the year ended December 31, 2015, loan originations, net of principal repayments totaled $43.8 million, and $146.8 million, respectively. During the nine months ended September 30, 2016 and year ended December 31, 2015, purchases of loans from third party originators totaled $15.2 million and $57.4 million, respectively.  During the nine months ended September 30, 2016, proceeds from the sale of real estate held for sale totaled $3.3 million.

Financing activities consist primarily of activity in deposit accounts, borrowed funds from the Federal Home Loan Bank of Boston (FHLB) advances and stock repurchases.  We experienced a net increase in deposits of $17.4 million and $30.0 million for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net change in short term borrowed funds was $48.8 million during the nine months ended September 30, 2016 as compared to $69.0 million for the year ended December 31, 2015 and $1.3 million in repayments of matured long-term advances for the year ended December 31, 2015.  Long-term borrowed funds increased $1.8 million during the nine months ended September 30, 2016 as the Bank utilized an advance under the FHLB’s Jobs for New England program.  The advance has a five year maturity.  The Corporation repurchased $4.6 million of its common stock as part of two previously announced 5% stock repurchase programs during the nine months ended September 30, 2016.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Borrowed funds were $166.1 million and $115.5 million at September 30, 2016 and December 31, 2015, respectively.  At September 30, 2016, we had the ability to borrow up to an additional $43.4 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At September 30, 2016, the Bank had the capacity to borrow up to $17.0 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations. In July 2013, the Bank’s primary federal regulator, the FDIC, published final rules (the “Basel III Capital Rules”) that implement, in part, agreements reached by the Basel Committee on Banking Supervision (“Basel Committee”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and imposed new capital requirements on the Bank, effective January 1, 2015. When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019. As of September 30, 2016, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized” under Basel III, framework, the Bank must maintain minimum Total Capital, Tier 1 and Common Equity Tier 1 Capital ratios of 10%, 8% and 6.5% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of September 30, 2016 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital for Adequacy with Capital Buffer		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighed assets)	$58,630	12.981%	$36,133	8.000%	$8,956	8.625%	$45,167	10.000%
Tier 1 Capital (to risk weighed assets)	56,174	12.437	27,100	6.000	29,923	6.625	36,133	8.000
Common Equity Tier 1 (to risk weighed assets)	56,174	12.437	20,325	4.500	23,148	5.125	29,358	6.500
Tier 1 Leverage Capital (to average assets)	56,174	9.248	24,296	4.000	N/A	N/A	30,369	5.000

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended September 30, 2016) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At September 30, 2016 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

a)                                     Unregistered Sales of Equity Securities.  None

b)                                     Use of Proceeds.  None

c)                                      Repurchase of Equity Securities.  None

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

101*

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Net Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: November 3, 2016
	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)