Form 10-K
period 2016-12-31
Coastway Bancorp, Inc.
filed 2017-03-16
CIK 1585023

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

United States
SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2016
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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $53.4 million.

        As of March 1, 2017, there were issued and outstanding 4,408,341 shares of the Registrant's Common Stock.

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

Forward Looking Statements

        This annual report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates and changes in the duration of interest-earning assets and interest-bearing liabilities could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses and/or reduce valuations of foreclosed properties and real estate held for sale; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the "FASB") or the Public Company Accounting Oversight Board ("PCAOB") could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities;

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

Coastway Bancorp, Inc.

        Coastway Bancorp, Inc. is a Maryland corporation and owns 100% of the common stock of Coastway Community Bank. On January 14, 2014, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of Coastway Bancorp, MHC, selling 4,827,125 shares of common stock at $10.00 per share (contributing $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II) and raising $48.3 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank. At December 31, 2016, Coastway Bancorp, Inc. had total consolidated assets of $644.2 million, total consolidated deposits of $447.3 million, and total consolidated stockholders' equity of $68.6 million. Our executive offices are located at One Coastway Blvd, Warwick, Rhode Island 02886. Our telephone number at this address is (401) 330-1600.

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

        We provide financial services to individuals, families and businesses throughout Rhode Island from our nine banking offices located in Providence County and Kent County, Rhode Island. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, U.S. Small Business Administration ("SBA") loans and, to a lesser extent, commercial business loans, commercial construction loans and consumer loans. We sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate, and depending on market conditions, we may also sell the guaranteed portions of SBA loans that we originate. We offer a variety of deposit accounts to consumers and small businesses, including certificate of deposit accounts, savings accounts, demand deposit accounts, money market accounts and club accounts. We utilize national market certificates of deposit and advances from the Federal Home Loan Bank of Boston both to fund loan growth and for additional liquidity. We also offer online and mobile banking services. Our website address is www.coastway.com. Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

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

        Unemployment has stabilized in Rhode Island with unemployment rates of 5.0% for the entire state, 4.8% for Providence County and 4.0% for Kent County as compared to the national rate of 4.7% as of December 2016. The median household income for 2011-2015 in Rhode Island was $57,000, in Providence County it was $50,000 and in Kent County it was $64,000, as compared to the national median of $53,000.

        According to the latest U.S. Census estimates, Rhode Island reported a population of 1.1 million as of July 1, 2016, while the Providence metropolitan statistical area (which includes contiguous portions of Massachusetts and Connecticut), contained a total population of 1.6 million. Rhode Island recorded a 0.3% increase in population from April 1, 2010 to July 1, 2016, and the Providence metropolitan statistical area also recorded a 0.2% increase in population. Providence County, the location of seven of our branch offices, had a population of 633,000 as of July 1, 2015 and recorded an increase in population of 1.1% from April 1, 2010 to July 1, 2015. Kent County, the location of two of our branch offices, reported a population of 165,000 as of July 1, 2015 and recorded a slight population decrease of 0.8% over the same time period. The United States as a whole recorded an increase of 4.1% in total population from April 1, 2010 to July 1, 2015 and an increase of 4.7% in total population from April 15, 2010 to July 1, 2016.

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

        As of June 30, 2016 (the latest date for which information is available), our deposit market share was 1.36% for the State of Rhode Island, with 1.09% of total deposits in Providence County, Rhode Island and 5.54% in Kent County, Rhode Island respectively, making us the 8th largest out of 18 financial institutions in Providence County and the 7th largest out of 12 financial institutions in Kent County. We have been one of the top three SBA lenders in the State of Rhode Island in terms of dollars lent and number of loans originated for the last nine years.

Lending Activities

        Our principal lending activity is originating one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, SBA loans and, to a lesser extent, commercial business loans, commercial construction loans and consumer loans. We also sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining jumbo fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to re-pricing of our loan portfolio. During 2016 and 2015, we purchased individual loans totaling $17.6 million and $56.7 million at a cost of $17.8 million and $57.4 million, respectively, of one- to four-family residential real estate loans from third party originators, which the Bank underwrote in accordance with the Bank's lending policy prior to purchase. In recent years, we have increased and, subject to market conditions and our asset-liability analysis, expect to continue to increase commercial real estate and commercial business lending. Depending on market conditions, we may also sell the guaranteed portions of SBA loans that we originate. We sold $4.2 million of SBA loans for a gain on sale of $328,000 in 2015. There were no sales of SBA loans during 2016.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding the carrying value of loans held for sale of $23.2 million, $19.0 million, $11.0 million, $8.6 million, and $13.6 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

	At December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$243,385	46.46%	$208,777	44.84%	$134,084	34.99%
Home equity loans & lines of credit	76,175	14.54	76,881	16.51	79,771	20.82
Commercial real estate loans	138,946	26.52	125,782	27.02	108,025	28.19
Commercial business loans	13,308	2.54	8,918	1.92	7,698	2.01
SBA loans	39,948	7.63	39,217	8.42	44,032	11.49
Commercial construction loans	10,946	2.09	4,729	1.02	8,181	2.14
Consumer loans	1,165	0.22	1,252	0.27	1,372	0.36

Total loans	523,873	100.00%	465,556	100.00%	383,163	100.00%

Other items:
Net deferred loan costs	3,835		3,661		2,688
Allowance for loan losses	(2,493)		(2,194)		(1,942)

Total loans, net	$525,215		$467,023		$383,909

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$98,180	29.92%	$78,633	26.50%
Home equity loans and lines of credit	83,334	25.39	83,154	28.03
Commercial real estate loans	91,609	27.91	81,754	27.56
Commercial business loans	8,301	2.53	7,899	2.66
SBA loans	38,004	11.58	39,628	13.36
Commercial construction loans	7,099	2.16	3,302	1.11
Consumer loans	1,672	0.51	2,320	0.78

Total loans	328,199	100.00%	296,690	100.00%

Other items:
Net deferred loan costs	2,033		1,878
Allowance for loan losses	(1,656)		(1,569)

Total loans, net	$328,576		$296,999

        Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, scheduled principal amortization and weighted average rates do not reflect scheduled re-pricings.

	One- to Four-Family		Home Equity Loans and Lines of Credit		Commercial Real Estate		Commercial Business
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2017	$—	—%	$4,345	4.28%	$10,694	4.59%	$2,561	4.43%
2018	164	5.36	6,850	3.80	2,568	4.53	1,247	4.56
2019	32	5.17	7,550	3.82	1,407	4.91	240	4.36
2020 to 2021	—	—	13,460	3.97	16,630	4.66	1,075	3.87
2022 to 2026	1,216	4.41	42,970	3.43	70,977	4.47	4,449	3.96
2027 to 2031	7,687	3.85	956	4.79	20,650	4.12	—	—
2032 and beyond	234,286	4.10	44	5.48	16,020	4.39	3,736	4.31

Total	$243,385	4.09%	$76,175	3.66%	$138,946	4.45%	$13,308	4.20%

	SBA		Commercial Construction		Consumer		Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2017	$4,564	5.62%	$10,946	4.66%	$837	6.58%	$33,947	4.75%
2018	1,459	5.02	—		55	8.40	12,343	4.22
2019	1,415	5.34	—	—	63	8.51	10,707	4.21
2020 to 2021	3,369	5.07	—	—	124	6.29	34,658	4.41
2022 to 2026	8,880	4.96	—	—	42	8.70	128,534	4.14
2027 to 2031	6,121	4.87	—	—	44	5.30	35,458	4.21
2032 and beyond	14,140	4.88	—	—	—	—	268,226	4.16

Total	$39,948	5.02%	$10,946	4.66%	$1,165	6.77%	$523,873	4.22%

        The following table sets forth our fixed- and adjustable-rate loans at December 31, 2016 that are due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate mortgage loans:
One- to four-family	$207,665	$35,720	$243,385
Home equity loans and lines of credit	10,259	61,571	71,830
Commercial real estate loans	17,576	110,676	128,252
Commercial business loans	3,961	6,786	10,747
SBA loans	1,981	33,403	35,384
Commercial construction loans	—	—	—
Consumer loans	328	—	328

Total loans	$241,770	$248,156	$489,926

        One- to Four-Family Residential Real Estate Lending.    At December 31, 2016, we had $243.4 million of loans secured by one- to four-family residential real estate, representing 46.5% of our total loan portfolio. In addition, at December 31, 2016, we had $23.2 million of residential mortgages held for sale at fair value. We primarily originate fixed-rate one- to four-family residential real estate loans, but depending on market conditions and borrower preferences, we also offer adjustable-rate loans. At December 31, 2016, 85.3% of our one- to four-family residential real estate loans were fixed-rate loans, and 14.7% of such loans were adjustable-rate loans. At December 31, 2016 and 2015, $67.5 million and $64.1 million of one-to four-family residential real estate loans were purchased from third parties, respectively, which are located in New England, primarily in Massachusetts.

        Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae, Freddie Mac, FHA or Rhode Island Housing guidelines and when the loan balance meets such guidelines, we refer to loans that conform to such guidelines as "conforming loans." We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2016 was generally $417,000 for single-family homes in our market area. We typically sell servicing-released the majority of our fixed-rate conforming loans. During the years ended December 31, 2016 and 2015, proceeds from the sale of one- to four-family residential real estate loans held for sale were $219.0 million and $166.1 million, respectively. We also originate loans above the lending limit for conforming loans, which are referred to as "jumbo loans" that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 95%. At December 31, 2016, we had $178.5 million in jumbo loans, which represented 73.4% of our one- to four-family residential real estate loans, of which $61.1 million of individual residential one- to four-family real estate loans were purchased from third party originators, secured by real estate in New England. Our average loan size for jumbo loans was $601,000 at December 31, 2016. At December 31, 2015, we had $145.4 million in jumbo loans, which represented 69.7% of our one- to four-family residential real estate loans, of which $57.9 million of individual residential one- to four-family real estate loans were purchased from third party originators, secured by real estate in New England. We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Virtually all of our one- to four-family originated residential real estate loans are secured by properties located in our market area.

        We generally limit the loan-to-value ("LTV") ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance ("PMI") may be made with loan-to-value ratios up to

95%. From time to time we may originate mortgage loans with loan-to-value ratios greater than 80% with no private mortgage insurance. Such loans totaled $37.0 million at December 31, 2016, or 14.8% of one- to four-family mortgage loans and have an average loan-to-value ratio of 85%, of which $34.0 million, or 64.8% are jumbo loans. During the year ended December 31, 2016, we originated $9.7 million of loans with a greater than 80% loan-to-value ratio with no PMI at an average loan-to-value ratio of 87%. The Bank considers the incremental credit risk on these loans as compared to the remaining residential mortgage portfolio as a component of its concentration qualitative reserve factor. Impaired loans at December 31, 2016 included $1.2 million, or 3.3% of the loans with a greater than 80% LTV ratio and no PMI.

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

        From 2000 until early 2006, we originated loans to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower's income source is not subject to verification through the application process. At December 31, 2016, we had $2.4 million in stated income loans, or 1.0% of our one- to four-family residential real estate loan portfolio, of which $247,000 was non-performing loans and $669,000 were accruing troubled debt restructured loans. Subsequent to 2006, we have not and we have no intention of originating stated income loans again in the future. Approximately 44.8% of the $2.4 million in stated income loans were made to borrowers who had existing commercial relationships and financial information on file with us.

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

        Commercial Real Estate Lending.    Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans, with a target loan size of $250,000 to $5.0 million. At December 31, 2016, we had $138.9 million in commercial real estate loans, representing 26.5% of our total loan portfolio.

        Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 20 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate. Our adjustable-rate commercial real estate loans are generally tied to a margin above the five year Federal Home Loan Bank of Boston rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% (80% for multi-family) of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate a limited number of multi-family loans generally secured by apartment buildings. At December 31, 2016, we had $50.8 million of non-owner occupied commercial real estate loans, with an average loan size of $431,000.

        Coastway Community Bank is also qualified to make SBA loans. Loans are originated generally under the 7(a) (SBA Advantage Loan Program) and 504 (SBA Grow Loan Program). See "SBA Loans" below for a discussion of the 7(a) program. The SBA 504 program is an economic development program which finances the expansion of small businesses. We generally originate SBA 504 loans for commercial real estate in which we generally provide 50% of the projected costs on a long-term basis (initially up to 90% may be provided, pending repayment from SBA-backed debentures), secured by a first lien on the real property as collateral. At December 31, 2016, we had $20.4 million in SBA 504 loans, or 14.7% of our commercial real estate loans.

        At December 31, 2016, the average loan size of our outstanding commercial real estate loans was $402,000, and the largest of such loans was a $4.7 million loan which is primarily secured by a retail shopping plaza and land in Kingstown, Rhode Island and is non-owner occupied. This loan was performing in accordance with its original terms at December 31, 2016.

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

        Home Equity Loans and Lines of Credit.    In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower's primary or secondary residence. At December 31, 2016, we had $76.2 million, or 14.5% of our total loan portfolio in home equity loans and lines of credit. Home equity lines of credit totaled $65.9 million at December 31, 2016. At that date we also had $53.3 million of unused commitments related to home equity lines of credit.

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

        Home equity loans and lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At December 31, 2016, $41.4 million of our home equity loans and lines of credit were in a junior lien position, with an average loan size of $40,000. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

        SBA Loans.    We also offer commercial business and commercial real estate loans utilizing the SBA's 7(a) (SBA Advantage Loan Program). At December 31, 2016, we had $39.9 million of SBA loans, representing 7.6% of our total loan portfolio. Under this SBA program, we generally originate and fund loans that currently qualify for guarantees on up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities. We are a preferred lending provider and accordingly can determine SBA eligibility for a loan without prior SBA approval. We do not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards. SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond our normal underwriting criteria. During the years ended December 31, 2016, 2015, 2014 and 2013, we originated $9.7 million, $6.7 million, $12.9 million and $5.8 million, respectively of loans under the 7(a) program. Of the $9.7 million of 7(a) originations during 2016, $7.5 million was outstanding at December 31, 2016. In addition, the guaranteed portion of the credit can be sold in the secondary market, servicing retained, generating significant gain on sale and fee income opportunities. During the years ended December 31, 2015 and 2013, we sold $4.2 million and $2.5 million of loans under the 7(a) program, generating gains on sale of $328,000 and $159,000, respectively. We did not sell any SBA loans during 2016 and 2014. Our largest SBA loan at December 31, 2016 had a balance of $4.6 million, is secured by a hotel in Danvers, Massachusetts and has a 32% guarantee by the SBA for $1.5 million. The loan is performing in accordance with its terms at December 31, 2016.

        Commercial Business Lending.    At December 31, 2016, we had $13.3 million of commercial business loans and lines of credit, representing 2.5% of our total loan portfolio. We originate commercial business loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial business loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $5.0 million. Our commercial business lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the comparable term Federal Home Loan Bank of Boston rate. We generally obtain personal guarantees with commercial business loans.

        At December 31, 2016, the average loan size of our outstanding commercial business loans and lines of credit was $160,000, and the largest outstanding commercial loan relationship balance was a $4.2 million loan secured by business assets of a shipyard. This loan was performing in accordance with its original terms at December 31, 2016.

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

        Commercial Construction Loans.    At December 31, 2016, we had $10.9 million, or 2.1% of our total loan portfolio, in commercial construction loans. Our commercial construction loans generally have initial terms of up to 12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial construction loans have rates and terms comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is generally 80% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements, and ranges from 50% to 80% depending on the collateral and the purpose of the improvements upon completion of construction. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans. Before making a commitment to fund a construction loan, Coastway Community Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Coastway Community Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. At December 31, 2016, the unadvanced portion of total construction loans totaled $5.7 million. At December 31, 2016, our largest construction loan relationship had a balance of $4.3 million to construct a hotel which is in Middletown, Rhode Island and was performing in accordance with its original terms.

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

        Consumer Lending.    To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2016, our consumer loan portfolio totaled $1.2 million, or 0.2% of our total loan portfolio. At this date, $164,000 of our consumer loans were unsecured.

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

Originations, Sales and Purchases of Loans

        Most of our loan originations are generated by our loan personnel operating at our corporate headquarters and banking office locations, including loan offices. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

        Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis a majority of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. In addition, based upon market conditions, we may sell the guaranteed portion of the SBA 7(a) loans in the secondary market. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sold $4.2 million in SBA loans for the year ended December 31, 2015. We did not sell any SBA loans during 2014. For the years ended December 31, 2016 and 2015, proceeds from the sale of residential one- to four-family real estate loans were $219.0 million and $166.1 million, respectively.

        From time to time, we may purchase loan participations secured by properties and/or assets within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2016, we had 11 loans totaling $15.8 million in which we were not the lead lender and which are performing in accordance with their original terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

        We purchased $17.6 million, $56.7 million and $11.9 million of individual one- to four-family residential loans from third party originators at a purchase price of $17.8 million, $57.4 million and $12.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Loan Approval Procedures and Authority

        Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures approved by our board of directors. The loan approval process is intended to assess the borrower's ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower's ability to repay, our policies provide for the review of the borrower's employment and credit history and information on the historical and projected income and expenses of the borrower. We will also evaluate a guarantor when a guarantee is provided as part of the loan.

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

	Loans Delinquent For
	30 - 59 Days		60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016:
Residential real estate mortgage loans:
One- to four-family	4	$625	3	$587	5	$738	12	$1,950
Home equity loans and lines of credit	3	109	8	547	5	491	16	1,147
Commercial real estate loans	—	—	—	—	1	130	1	130
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	—	—	1	148	1	18	2	166
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	1	2	—	—	—	—	1	2

Total	8	$736	12	$1,282	12	$1,377	32	$3,395

At December 31, 2015:
Residential real estate mortgage loans:
One- to four-family	2	$1,156	3	$642	3	$370	8	$2,168
Home equity loans and lines of credit	11	1,250	3	239	1	30	15	1,519
Commercial real estate loans	—	—	—	—	2	239	2	239
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	—	—	—	—	2	467	2	467
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	5	123	—	—	—	—	5	123

Total	18	$2,529	6	$881	8	$1,106	32	$4,516

At December 31, 2014:
Residential real estate mortgage loans:
One- to four-family	—	$—	3	$580	9	$2,438	12	$3,018
Home equity loans and lines of credit	7	301	3	8	4	153	14	462
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	1	84	—	—	1	84
SBA loans	—	—	1	20	6	189	7	209
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	1	8	—	—	1	8

Total	7	$301	9	$700	19	$2,780	35	$3,781

At December 31, 2013:
Residential real estate mortgage loans:
One- to four-family	4	$925	6	$1,573	6	$1,035	16	$3,533
Home equity loans and lines of credit	7	294	—	—	4	53	11	347
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	5	1,131	2	81	8	977	15	2,189
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	2	19	—	—	—	—	2	19

Total	18	$2,369	8	$1,654	18	$2,065	44	$6,088

At December 31, 2012:
Residential real estate mortgage loans:
One- to four-family	11	$1,721	3	$717	7	$2,652	21	$5,090
Home equity loans and lines of credit	3	25	4	83	6	640	13	748
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	3	361	—	—	8	494	11	855
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	5	42	—	—	—	—	5	42

Total	22	$2,149	7	$800	21	$3,786	50	$6,735

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

        Non-performing loans, increased $413,000 to $4.7 million, but improved to 0.89% of total loans, at December 31, 2016 from $4.2 million, or 0.91% of total loans, at December 31, 2015. The increase in non-performing loans was due to a $594,000 increase in non-performing one- to four-family residential real estate loans, partially offset by a $449,000 decrease in non-performing SBA loans. The improvement in the non-performing loan to total loan ratio was principally due to a combination of loan growth in 2016 and improved payment performance. Non-performing loans decreased to $5.0 million at December 31, 2015 from $7.7 million at December 31, 2014, primarily due to a $2.8 million decrease in non-performing one- to four-family residential real estate.

        Non-performing one- to four-family residential real estate loans totaled $3.7 million at December 31, 2016 and consisted of 11 loans of which the largest was $748,000. Non-performing home equity loans and lines of credit totaled $735,000 at December 31, 2016, and consisted of 10 loans of which the largest was $267,000.

        Troubled Debt Restructurings.    Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans were one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2016.

        Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2016, we had $2.6 million in non-accruing troubled debt restructurings ("TDRs"). Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable payment performance under the terms of the restructuring and continued payment is reasonably assured. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2016 and 2015, we had $8.3 million and $3.5 million in accruing troubled debt restructurings, respectively. The $4.9 million increase in accruing TDRs during the year ended December 31, 2016 was primarily due to a $4.0 million commercial real estate loan which was moved to accruing troubled debt restructured status based on extensions of the loan maturity date as the borrower was experiencing financial difficulty. The loan is well secured based on its most recent appraisal and a 2017 purchase and sale agreement, and is current at December 31, 2016. The $615,000 increase in accruing TDRs during 2015 was primarily due to one residential one- to four-family loan with a balance of $563,000 which had been modified and on non-accrual status was brought current and performed over six months, and returned to an accruing loan. As of December 31, 2016, three loans totaling $565,000 that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

        Nonperforming Assets.    The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. For the dates presented, there were no loans delinquent 90 days or more and still accruing.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate mortgage loans:
One- to four-family	$1,629	$193	$1,642	$1,913	$2,305
Home equity loans and lines of credit	316	329	277	134	779
Commercial real estate loans	130	130	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	18	467	144	868	569
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	—	3	—

Total nonaccrual loans	2,093	1,119	2,063	2,918	3,653
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
One- to four-family	2,033	2,875	4,229	2,877	3,468
Home equity loans and lines of credit	419	137	92	24	25
Commercial real estate loans	108	109	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	—	—	60	640	502
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	13

Total non-accruing troubled debt restructured loans	2,560	3,121	4,381	3,541	4,008

Total nonperforming loans	4,653	4,240	6,444	6,459	7,661

Foreclosed real estate:
One- to four-family	—	463	1,035	1,580	2,502
Home equity loans and lines of credit	—	—	—	—	92
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	422	247	250	—	—
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total foreclosed real estate	422	710	1,285	1,580	2,594

Total nonperforming assets	$5,075	$4,950	$7,729	$8,039	$10,255

Total accruing troubled debt restructured loans	$8,316	$3,465	$2,850	$3,112	$2,177

Ratios:
Nonperforming loans to total loans	0.89%	0.91%	1.68%	1.97%	2.58%
Nonperforming assets to total assets	0.79%	0.88%	1.66%	1.86%	2.89%

        In addition to the non-performing assets above, the Bank had two properties classified as real estate held for sale with a carrying value of $3.3 million and $3.8 million at December 31, 2015 and 2014, respectively, both of which were under Purchase & Sale Agreements at December 31, 2015. The sale of the two real estate held for sale properties closed during the first quarter of 2016. There is no real estate held for sale at December 31, 2016. For the years ended December 31, 2016 and 2015, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $203,000 and $190,000, respectively. The amount that was included in interest income on such loans totaled $135,000 and $123,000 for the years ended December 31, 2016 and 2015, respectively.

        Foreclosed Real Estate.    When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Any gains on transfer to foreclosed real estate at fair value are first recorded as a recovery of previous charge-offs and any remaining amount would be recorded in income. Estimated fair value is based on a new appraisal which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. During the year ended December 31, 2016, two loans totaling $633,000, secured by commercial real estate that had been collateral for SBA loans were transferred into foreclosed real estate. During the year ended December 31, 2015, three loans totaling $725,000 secured by residential one- to four-family real estate were transferred into foreclosed real estate and one SBA loan totaling $74,000 was transferred into foreclosed real estate. We had $422,000 in foreclosed real estate at December 31, 2016, consisting of one commercial building which had been part of the collateral for an SBA loan.

        Other Loans of Concern.    There were no other loans at December 31, 2016 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

        In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the "watch list" initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to "special mention," "substandard," "doubtful" or "loss" depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified "substandard." All other loans that are not considered to be classified assets or classified as special mention are considered to be classified as "pass". Management reviews the status of each impaired loan on our watch list on a quarterly basis. Management evaluates classified assets that are not impaired as a component of its general allowance to cover estimated probable losses.

        On the basis of this review of our loans, we had classified or held as special mention the following loans as of the dates indicated:

	At December 31,
	2016	2015	2014
	(In thousands)
Special mention	$2,004	$1,325	$2,151
Substandard	5,800	3,664	4,046
Doubtful	—	—	—
Loss	—	—	—

Total classified and special mention loans	$7,804	$4,989	$6,197

        Classified and special mention loans at December 31, 2016 increased $2.8 million from December 31, 2015. One commercial real estate loan totaling $4.0 million was downgraded to "substandard" during the year ended December 31, 2016 based upon tax liens and a modification of the loan's maturity date. The loan is well secured based on the most recent appraisal of the real estate collateral securing the loan as well as a 2017 purchase and sale agreement. Two substandard commercial real estate loans totaling $1.0 million were upgraded from "substandard" based on improvement in credit quality during the year ended December 31, 2016. Two commercial real estate loans totaling $717,000 and two SBA loans totaling $487,000 were downgraded from "pass" to special mention during the year ended December 31, 2016. One SBA loan totaling $99,000 was downgraded to "doubtful" based on closure of the business, for which all the net carrying value is guaranteed by the SBA. Classified and special mention loans at December 31, 2015 decreased $1.2 million from December 31, 2014. The improvement was largely due to a decrease of $858,000 in classified and special mention SBA loans. At December 31, 2016 and 2015, special mention and substandard loans included $2.5 million and $3.2 million of SBA loans, of which $1.8 million and $2.4 million, respectively, was guaranteed by the SBA.

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

        Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential and home equity real estate portfolios. We use evidence obtained from our own loan portfolio, including loss history, as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation. For SBA loans and for commercial real estate loans, the underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Non-real estate commercial loans are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. Commercial construction generally represent loans to finance construction of retail and office space. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

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

        Specific Allowances for Identified Problem Loans.    We evaluate the need for a specific allowance when loans are determined to be impaired. Specific reserves are measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses or the fair value of the loan. Factors in identifying a specific problem loan include: (1) the strength of the customer's personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower's effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

        General Valuation Allowance on the Remainder of the Loan Portfolio.    We establish a general allowance for loans that are not classified as impaired to recognize the incurred losses inherent with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category (segments) and assigning allowance percentages based on our historical loss experience, and qualitative factors. These qualitative factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, delinquency and credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current and overall economic environment and in relation to trends in the loan portfolio.

        Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$2,194	$1,942	$1,656	$1,569	$1,424

Charge-offs:
Residential real estate mortgage loans:
One- to four-family	(95)	(139)	(112)	(94)	(154)
Home equity loans and lines of credit	(78)	(128)	(129)	(424)	(707)
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	(42)	(27)	(34)	(33)	(117)
Commercial construction loans	—	—	—	—	—
Consumer loans	(1)	(6)	(3)	(15)	(58)

Total charge-offs	(216)	(300)	(278)	(566)	(1,036)
Recoveries:
Residential real estate mortgage loans:
One- to four-family	5	11	82	15	9
Home equity loans and lines of credit	11	16	24	12	8
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	9	16	5	43	39
Commercial construction loans	—	—	—	—	—
Consumer loans	15	13	21	16	16

Total recoveries	40	56	132	86	72
Net (charge-offs) recoveries	(176)	(244)	(146)	(480)	(964)
Provision for loan losses	475	496	432	567	1,109

Balance at end of year	$2,493	$2,194	$1,942	$1,656	$1,569

Ratios:
Net charge-offs to average loans outstanding	0.03%	0.06%	0.04%	0.15%	0.35%
Allowance for loan losses to nonperforming loans at end of year	53.58%	51.75%	30.14%	25.64%	20.48%
Allowance for loan losses to total loans at end of year	0.48%	0.47%	0.51%	0.50%	0.53%

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

	At December 31,
	2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$1,009	46.46%	$863	44.84%
Home equity loans and lines of credit	541	14.54	525	16.51
Commercial real estate loans	596	26.52	503	27.02
Commercial business loans	60	2.54	39	1.92
SBA loans	228	7.63	234	8.42
Commercial construction loans	51	2.09	21	1.02
Consumer loans	8	0.22	9	0.27

Total allowance	$2,493	100.00%	$2,194	100.00%

	At December 31,
	2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$654	34.99%	$462	29.92%
Home equity loans and lines of credit	584	20.82	605	25.39
Commercial real estate loans	400	28.19	321	27.91
Commercial business loans	28	2.01	29	2.53
SBA loans	236	11.49	197	11.58
Commercial construction loans	30	2.14	24	2.16
Consumer loans	10	0.36	18	0.51

Total allowance	$1,942	100.00%	$1,656	100.00%

	At December 31, 2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$393	26.50%
Home equity loans and lines of credit	674	28.03
Commercial real estate loans	261	27.56
Commercial business loans	25	2.66
SBA loans	185	13.36
Commercial construction loans	11	1.11
Consumer loans	20	0.78

Total allowance	$1,569	100.00%

        At December 31, 2016 and 2015, our allowance for loan losses represented 0.48% and 0.47% of total loans and 53.58% and 51.75% of non-performing loans. At December 31, 2014, our allowance for loan losses represented 0.51% of total loans and 30.14% of non-performing loans. At December 31, 2013, our allowance for loan losses represented 0.50% of total loans and 25.64% of non-performing loans, and at December 31, 2012, our allowance for loan losses represented 0.53% of total loans and 20.48% of non-performing loans. There were $176,000, $244,000, $146,000, $480,000 and $1.0 million in net loan charge-offs during the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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

        At December 31, 2016, 2015 and 2014, we invested certain net proceeds from the stock conversion in bank money market accounts, interest-earning checking accounts, and certificates of deposit. At December 31, 2013 and 2012, we had no investment securities other than our required investment in Federal Home Loan Bank of Boston stock. We may possibly invest in other investments permitted by our investment policy in the future.

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

        Deposits.    Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing demand accounts, money market accounts, savings accounts, club accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2016, we have $44.4 million in certificates of deposit at a weighted average interest rate of 1.48% obtained through a national on-line service ("national market"), representing 9.9% of total deposits. We had no national market certificates of deposit at December 31, 2015. We utilized national market certificates of deposit in order to bolster on-balance sheet liquidity, to repay borrowed funds and to extend the duration of interest-bearing liabilities in anticipation of increasing interest rates. At December 31, 2016, our core deposits, which are deposits other than certificates of deposit, were $284.4 million, representing 63.6% of total deposits.

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

        The following tables set forth the distribution of total deposit accounts, by account type, at or for the dates indicated.

	At or For the Year Ended December 31,
	2016				2015
	Average Balance	Balance	Percent of Balance	Weighted Average Rate	Average Balance	Balance	Percent of Balance	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposit accounts	$97,563	$106,962	23.91%	—%	$81,364	$95,960	25.69%	—%
Money market accounts	69,475	70,462	15.75	0.43	67,485	69,036	18.48	0.42
Savings accounts and interest-bearing checking	100,545	105,675	23.63	0.09	93,098	98,133	26.28	0.09
Club accounts	1,474	1,331	0.30	0.10	1,538	1,352	0.36	0.10

Total transaction accounts	269,057	284,430	63.59	0.14	243,485	264,481	70.81	0.14
Certificates of deposit	119,321	162,884	36.41	1.49	113,204	109,038	29.19	1.41

Total deposits	$388,378	$447,314	100.00%	0.63	$356,689	$373,519	100.00%	0.51

	At or For the Year Ended December 31, 2014
	Average Balance	Balance	Percent of Balance	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposit accounts	$68,455	$73,503	21.40%	—%
Money market accounts	62,910	64,117	18.66	0.42
Savings accounts and interest-bearing checking	84,789	86,529	25.19	0.10
Club accounts	1,445	1,189	0.34	0.15

Total transaction accounts	217,599	225,338	65.59	0.18
Certificates of deposit	122,111	118,206	34.41	1.68

Total deposits	$339,710	$343,544	100.00%	0.75

        The following table sets forth the amount and maturities of certificates of deposit.

	At December 31, 2016
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 0.50%	$19,596	$600	$—	$—	$20,196	12.40%
0.51% - 1.00%	6,240	8,167	1,026	20	15,453	9.49
1.01% - 2.00%	26,558	28,118	7,031	15,291	76,998	47.27
2.01% - 3.00%	636	732	195	48,674	50,237	30.84

Total	$53,030	$37,617	$8,252	$63,985	$162,884	100.00%

        As of December 31, 2016, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $96.1 million. The following table sets forth the maturity of these certificates as of December 31, 2016.

At December 31, 2016
(In thousands)
Three months or less	$2,389
Over three months through six months	4,005
Over six months through one year	21,703
Over one year	68,016

Total	$96,113

        The following table sets forth the certificates of deposit in Coastway Community Bank classified by interest rate as of the dates indicated.

	At December 31,
	2016	2015	2014
	(In thousands)
Interest Rate:
Less than 0.50%	$20,196	$28,032	$28,151
0.51% - 1.00%	15,453	17,107	17,362
1.01% - 2.00%	76,998	35,235	35,552
2.01% - 3.00%	50,237	28,664	29,303
3.01% - 4.00%	—	—	7,838

Total	$162,884	$109,038	$118,206

        Borrowed Funds.    We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our capital stock in the Federal Home Loan Bank of Boston and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to re-pricing than our deposits, they can change our interest rate risk profile. At December 31, 2016, we had $121.3 million in outstanding advances from the Federal Home Loan Bank of Boston. Borrowed funds at December 31, 2016 were comprised of $119.5 million in short-term advances at a weighted average rate of 0.74% and one long-term advance of $1.8 million which matures in September 2021 at no cost as the advance was made under the FHLB's Jobs for New England Program. At December 31, 2016, based on available collateral and our ownership of Federal Home Loan Bank of Boston stock, we had access to additional Federal Home Loan Bank of Boston advances of up to $87.2 million.

        The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the years indicated.

	At or For the Years ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Federal Home Loan Bank of Boston Advances:
Balance at end of year	$121,250	$115,500	$47,800
Average balance during year	135,523	68,472	17,109
Maximum outstanding at any month end	166,050	115,500	47,800
Weighted average interest rate at end of year	0.74%	0.44%	0.34%
Average interest rate during year	0.50%	0.28%	0.56%

Subsidiary and Other Activities

        Following completion of the conversion, Coastway Community Bank became the wholly owned subsidiary of Coastway Bancorp, Inc. Coastway Community Bank has no subsidiaries. Coastway Community Bank offers various lines of insurance, including commercial, property and casualty through a joint venture with an insurance agency.

Personnel

        As of December 31, 2016, we had 145 employees, of which 144 were full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

        Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their full impact on our operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for Coastway Community Bank and Coastway Bancorp, Inc.

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

        In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2016, the minimum capital standards inclusive of the capital conservation buffer are: total capital of 8.625%, Tier I capital of 6.625% and common equity Tier I of 5.125%. For 2017, the capital conservation buffer is 1.25% of risk-weighted assets.

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

        At December 31, 2016, Coastway Community Bank was classified as well-capitalized.

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

        Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessments are based on an institution's average consolidated total assets minus average tangible equity, with the assessment rate schedule ranging from 2.5 to 45 basis points.

        Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating th probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5% the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized Financing Corporation assessment was equal to 0.58 of a basis point of total average assets less average tangible capital.

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

        Federal Reserve System.    The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows as of January 1, 2017: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Coastway Community Bank complies with the foregoing requirements.

        Federal Home Loan Bank System.    Coastway Community Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Coastway Community Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2016, Coastway Community Bank was in compliance with this requirement.

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

  •
  Truth in Savings Act governing disclosures of terms and conditions regarding interest and fees when giving out information on or opening a new savings account; and

  •
  Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

        In December 2014, legislation was passed by Congress that required the Federal Reserve to revise its "Small Bank Holding Company Policy Statement" to exempt bank and savings and loan holding companies of less than $1.0 billion of consolidated assets from the consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. The Federal Reserve maintains authority to apply the consolidated capital requirements to any bank of savings and loan holding company as warranted for supervisory purposes. On April 9, 2015, the Board of Governors of the Federal Reserve System issued the Final Rule to implement Public Law 113-250 enacted on December 18, 2014 that updates the Small Bank Holding Company Policy Statement ("Policy Statement"), which became effective in May 2015. Pursuant to the Policy Statement, capital rules and reporting requirements will not apply to the small bank holding companies (defined as less than $1.0 billion in assets) which meet the following criteria: (1) not engaged in significant non-bank activities; (2) no significant off-balance sheet activities conducted through a non-bank subsidiary, and (3) no material amount of SEC registered debt or equity securities outstanding (other than trust preferred). The Bank will still be subject to the capital rules and reporting requirements, though the Company will be exempt.

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

Emerging Growth Company Status

        On April 5, 2012, the JOBS Act was signed into law. The JOBS Act made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an "emerging growth company." We qualify as an "emerging growth company" and believe that we will continue to qualify as an "emerging growth company" for five years from the completion of the stock offering, or January 14, 2019, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

        As an "emerging growth company," we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2016, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

        Minimum Tax.    The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as "alternative minimum taxable income." The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, Coastway Community Bank had no alternative minimum tax credit carryforward.

        Corporate Dividends.    We may exclude from our income 100% of dividends received from Coastway Community Bank as a member of the same affiliated group of corporations.

        Audit of Tax Returns.    Our federal and state tax returns are not currently under audit, and our federal and state tax returns have not been audited during the past five years. We are no longer subject to examination by federal and state taxing authorities for years prior to the year ended December 31, 2013.

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

Item 1A.    Risk Factors

Our commercial real estate, commercial business loans and commercial construction loans generally carry greater credit risk than loans secured by owner occupied one- to four-family real estate, and these risks will increase if we succeed in our plan to increase these types of loans.

        At December 31, 2016, $163.2 million, or 31.15%, of our loan portfolio consisted of commercial real estate and commercial business loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

  •
  commercial real estate loans—repayment is generally dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

  •
  commercial business loans—repayment is generally dependent upon the successful operation of the borrower's business.

  •
  Commercial construction loans—repayment is generally dependent on the estimate of value of the property at completion of construction. Upon completion of construction, these loans generally convert to permanent loans.

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

        At December 31, 2016, $405.6 million, or 77.4% of our total loan portfolio, consisted of loans secured by real estate in the state of Rhode Island. We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of further weakness and/or a economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Economic conditions and real estate values within our market area have declined from 2005 levels. The unemployment rate in the State of Rhode Island was 5.0% in December 2016 as compared to the national unemployment rate of 4.7% in December 2016. The median sales price of a single family home in the State of Rhode Island declined 7.1% and 2.6% in 2011 and 2012, respectively, while increasing 7.9% in 2013, 4.9% in 2014, 4.7% in 2015 and 6.6% in 2016. From 2005 to December 31, 2016, the median sales price of a single family home in the State of Rhode Island declined by approximately 15.2%.

        A further deterioration, continued stagnation or even minimal improvement in economic conditions generally and in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

  •
  loan delinquencies, problem assets and foreclosures may increase;

  •
  weak economic conditions may limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;

  •
  the value of the collateral for our loans may decline;

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

        A significant portion of our one- to four-family residential real estate loans are nonconforming to secondary market requirements, and are therefore not saleable to Fannie Mae, Freddie Mac, Federal Housing Administration ("FHA") or Rhode Island Housing. At December 31, 2016, $178.5 million, or 73.4%, of our one- to four-family residential loan portfolio consisted of loans that were considered nonconforming because they exceeded the maximum balance allowable for sale (generally $417,000 for single-family homes in our market area), or jumbo loans. At December 31, 2016, we had four non-performing jumbo loans totaling $2.5 million. Included in the $178.5 million of jumbo loans are $61.7 million of individual residential one- to four-family real estate loans purchased from third party originators, secured by real estate in New England.

        We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 95%. From time to time we may originate mortgage loans with loan to value ratios greater than 80% with no private mortgage insurance. Such loans totaled $37.0 million at December 31, 2016, or 14.8% of one- to four-family mortgage loans and have an average loan-to-value ratio of 85%, of which $34.0 million, or 64.8% are jumbo loans. During the year ended December 31, 2016, we originated $9.7 million of such loans with a greater than 80% loan-to-value ratio with no PMI at an average loan-to-value ratio of 87%. The Bank considers the incremental credit risk on these loans as compared to the remaining residential mortgage loan portfolio as a component of its concentration qualitative reserve factor. Impaired loans at December 31, 2016 included $1.2 million, or 3.3% of the loans with a greater than 80% LTV ratio and no PMI.

        From 2000 until early 2006, we originated loans to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower's income source is not subject to verification through the application process. At December 31, 2016, we had $2.4 million in stated income loans, or 1.0% of our one- to four-family residential real estate loan portfolio, of which $247,000 were non-performing loans and $669,000 were accruing troubled debt restructured loans. Approximately 44.8% of the $2.4 million in stated income loans were made to borrowers who had existing commercial relationships and financial information on file with us.

        Jumbo one- to four-family residential loans have increased risk due to their potential for greater exposure to loss as a result of their larger balances, which cannot be sold to government sponsored enterprises. Loans greater than 80% LTV and no PMI have a greater exposure for losses due to a higher loan balance as compared to their collateral value that is not mitigated by private mortgage insurance. Stated income loans have increased risk due to the lack of income verification applied to such loans which could result in higher rates of default. If our nonconforming one- to four-family residential real estate loans do not perform, it will have an adverse effect on our financial condition and results of operations.

Our significant concentration of home equity loans and lines of credit exposes us to increased credit risk.

        At December 31, 2016, $76.2 million, or 14.5%, of our loan portfolio consisted of home equity loans and lines of credit, of which $41.4 million are in a junior lien position, with an average loan size of $40,000. Economic conditions have resulted in declines in real estate values in our market areas from before the Great Recession. These declines in real estate values coupled with the possibility of future declines in real estate values, could cause some of our home equity loans and lines of credit to be inadequately collateralized, which could expose us to a greater risk of loss if we seek to recover on defaulted loans by foreclosing and selling the real estate collateral, or if another lender has priority over us, and we may be unsuccessful in recovering the remaining balance on defaulted loans after the senior liens are satisfied.

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

        Historically, our interest-earning assets had re-priced more quickly than our interest-bearing liabilities, which made us vulnerable to decreases in interest rates. Starting in 2015 and continuing into 2016, based on the growth in our residential one- to four-family loan portfolio coupled with the level of short-term borrowed funds, our interest-bearing liabilities may re-price more quickly than our interest-earning assets in the first year or two in an increasing interest rate environment, and then revert back to interest-earning assets re-pricing more quickly than our interest bearing liabilities thereafter due to the timing of loans repricing. For the years ended December 31, 2016 and 2015, our net interest margin was 3.31% and 3.41%, respectively. Our asset/liability management committee utilizes a computer simulation model to provide an analysis of estimated changes in the net present value of equity in various interest rate scenarios. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. The Bank may be required to pay higher rates on deposits (including national market certificates of deposit) or other borrowed funds than the Bank is currently paying. Conversely, a reduction in interest rates can result in increased prepayments of loans, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans. In addition, we may not be able to lower our cost of funds as quickly as certain loans mature, re-price or are refinanced, which may cause a decline in our net interest margin.

Extension of the duration of interest-bearing liabilities could reduce our profits.

        The majority of our borrowed funds mature over short term periods, generally overnight to two months. Interest rates on short-term borrowed funds are lower than long-term advances. Our interest expense has been favorably impacted by the lower funding costs of short-term borrowed funds. Increases in market interest rates or changes in the mix of short-term and long-term borrowed funds may increase our cost of funds, which may cause a decline in our net interest margin.

        Similarly, the cost of our deposits is impacted by the level of non-maturity deposits and certificates of deposits. The interest rates paid on certificates of deposit are generally higher than non-maturity deposits. At December 31, 2016 and 2015, certificates of deposit totaled $162.9 million, or 36.4% of deposits and $109.0 million, or 29.2% of deposits respectively. At December 31, 2016, certificates of deposit include $44.4 million of national market certificates at a weighted average rate of 1.48%. There were no national market certificates of deposit at December 31, 2015.

        We increased our levels of national market certificates of deposit in anticipation of an increase in interest rates, to repay borrowed funds and bolster on-balance sheet liquidity. An increase in longer-term national market certificates of deposit as compared to utilizing short-term FHLB advances may increase our cost of funds, which may cause a decline in our net interest margin.

Historically low interest rates may adversely affect our net interest income and profitability.

        In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated have been at lower levels than available prior to 2008. This has been a significant factor affecting our net interest income. While net interest income increased to $18.4 million for the year ended December 31, 2016, from $15.6 million for the year ended December 31, 2015, the increase was due to growth in average loans of $92.4 million, while the decline in loan yields had the effect of reducing net interest income by $428,000. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease as long as the low interest rate environment continues. Furthermore, given the growth in our residential one- to four-family loan portfolio coupled with the increase in short-term borrowed funds, our interest-bearing liabilities may re-price more quickly than our interest-earning assets in the first two to three years in an increasing interest rate environment based on our static computer simulation model, and then revert back to interest-earning assets re-pricing more quickly than our interest-bearing liabilities thereafter. The Federal Reserve Board has indicated its intention to maintain low interest rates for a time with economic conditions evolving in a manner that will warrant only gradual increases in the fed funds rate. Accordingly, our net interest income may decrease, which will have an adverse effect on our profitability.

Increase in on-balance sheet liquidity could reduce our profits.

        During the year ended December 31, 2016, we increased our on-balance sheet liquidity, with cash and cash equivalents and certificates of deposit totaling $44.7 million, or 6.9% of consolidated assets from $24.4 million or 4.3% of consolidated assets. Cash and cash equivalents generally earn less interest income than loans. The increase in on-balance sheet liquidity was funded through a combination of organic deposit growth, national market certificates of deposit as well as FHLB advances. Our cost of funds may exceed the yield earned on cash and cash equivalents, which may decrease our net interest income, net interest margin and net income.

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

        The Bank utilizes both best efforts forward loan sale commitments and effective September 1, 2015, also began utilizing mandatory delivery forward loan sale commitments, and To Be Announced

("TBA") Securities, which are sold from approved counterparties to mitigate the risk of potential changes in the values of derivative loan commitments.

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

If our foreclosed real estate decline in value, our earnings could be reduced.

        We periodically may obtain updated valuations in the form of appraisals and broker price opinions during the holding period of the foreclosed asset. Our net book value, or NBV, is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). If property values decline, the fair value of our foreclosed real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional write-downs. In addition, bank regulators periodically review our foreclosed real estate and may require us to recognize further write-downs. Any increase in write-downs may have a material adverse effect on our financial condition and results of operations.

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

        We are dependent upon the services of the members of our senior management team who direct our strategy and operations. We have benefited from consistency within our senior management team,

with our top six executives averaging over 14 years of service with Coastway Community Bank and more than a combined 215 years of financial institution experience. Members of our senior management team, or lending specialists who possess expertise in our markets and maintain key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

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

        The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Coastway Community Bank on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5%, and will result in the following minimum ratios inclusive of the capital conservation buffer upon full implementation in January 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. In 2017, the capital conservation buffer requirement will be 1.25% of risk-weighted assets. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

        The accounting standard setters, including the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

        In June 2016, the FASB issued a standard, Financial Instruments—Credit Losses, that will significantly change how banks measure and recognize credit impairment for many financial assets from an incurred loss methodology to a current expected loss model. The current expected credit loss model will require banks to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. We are currently evaluating the impact of adoption of this standard, including different methodologies that may be employed to estimate credit losses, such as loss rate methods, component loss methods, and qualitative factors, as well as additional data gathering that will be needed to adopt the standard. The standard will add new disclosures related to factors that influenced management's estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience.

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

        We believe that the contribution to the charitable foundation will be deductible for federal income tax purposes. The Internal Revenue Service has granted tax-exempt status to the charitable foundation. The value of the contribution of cash and shares was $1.5 million, which resulted in after-tax expense of approximately $900,000 during the year ended December 31, 2014. The net of income tax amount of the charitable contribution carry forward is $318,000 at December 31, 2016. Even though the contribution is tax deductible, we may not have sufficient profits to be able to use the deduction fully. Pursuant to the Internal Revenue Code, an entity is permitted to deduct up to 10% of its taxable income (income before income taxes) in any one year for charitable contributions. Any contribution in excess of the 10% limit may be deducted for federal and state income tax purposes over each of the five years following the year in which the charitable contribution is made. Accordingly, a charitable contribution could, if necessary, be deducted over a six-year period. Further, there has been some discussion by the new President regarding reducing the corporate federal income tax rate. Our taxable income over this period may not be sufficient to fully use this charitable contribution deduction. With certain exceptions, Rhode Island tax law follows the federal income tax laws and taxable income is computed in the same manner as taxable income is computed for federal income tax purposes.

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

        We could remain an "emerging growth company" for up to five years following completion of our initial public offering, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. Taking advantage of any of these exemptions may adversely affect the value and trading price of our common stock.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        As of December 31, 2016, the net book value of our properties, including land of $8.6 million was $28.8 million. The net book value of our furniture, fixtures and equipment at December 31, 2016 was $2.6 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Building Square Footage	Net Book Value of Real Property
				(In thousands)
Corporate Headquarters: (including land)
One Coastway Blvd Warwick, RI 02886	Owned	2014	46,000	$10,278
Full Service Branches: (including land)
180 Washington Street Providence, RI 02903	Owned	2011	7,000	3,807
Warwick 2089 Warwick Avenue Warwick, RI 02889	Owned	1954	4,628	1,634
Women & Infants Hospital(1) 101 Dudley Street Providence, RI 02905	Leased	1986	1,000	79
Lincoln(2) 618 George Washington Highway Lincoln, RI 02865	Owned	2013	3,800	1,338
Cranston East 1155 Reservoir Avenue Cranston, RI 02920	Owned	2000	4,810	2,001
Cowesett 3830 Post Road Warwick, RI 02886	Owned	2002	2,771	1,284
East Providence 2830 Pawtucket Avenue East Providence, RI 02915	Owned	2005	3,476	1,864
East Greenwich 5750 Past Road East Greenwich, RI 02818	Owned	2012	3,500	4,193
Cranston West 200 Comstock Parkway Cranston, RI 02920	Owned	2013	3,800	2,307
Loan Offices:
Admiral's Gate Office Tower(3) 221 Third Street Newport, RI 02840	Leased	2015	357	—
361 Main Street(4) Wakefield, RI 02879	Leased	2016	2,200	—

(1)
The lease expires on June 30, 2021.

(2)
The Bank owns the branch building and leases the land. The land lease term expires in 2018 and has four renewal options for 5 year periods each.

(3)
The lease expires in October, 2017.

(4)
The lease expires on February 28, 2019.

Item 3.    Legal Proceedings

        The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions as of December 31, 2016 is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Our shares of common stock are traded on the NASDAQ Capital Market under the symbol "CWAY". The approximate number of holders of record of Coastway Bancorp, Inc.'s common stock as of March 1, 2017 was 435. Certain shares of Coastway Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Coastway Bancorp, Inc. began trading on the NASDAQ Capital Market on January 15, 2014.

	Price Per Share 2016		Price Per Share 2015
	High	Low	High	Low
Fourth quarter	$15.65	$13.15	$14.01	$10.92
Third quarter	13.82	12.35	11.66	10.88
Second quarter	12.87	12.10	11.79	10.75
First quarter	13.40	12.25	11.53	10.80

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

        At December 31, 2016, the following compensation plan under which equity securities of Coastway Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan is the 2015 Equity Incentive Plan, whereby 91,225 options and 39,045 restricted shares were granted in February, 2016. In February 2016, the Compensation Committee approved an award of 11,228 restricted stock shares and 26,155 of stock options as part of the 2015 Equity Incentive Plan. The exercise price of the stock options is $16.40.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	130,270	$12.41	562,615
Equity compensation plans not approved by stockholders	—	—	—

Total	130,270	$12.41	562,615

        In November, 2016, the Company announced that the Board of Directors has adopted its third stock repurchase program. Under the repurchase program, the Company may repurchase up to 223,331 shares of its common stock, or approximately 5% of its outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Repurchases will be made at management's discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements.

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

        The following table provides certain information with regard to shares repurchased by the Company during the three months ended December 31, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31, 2016	—	$—	—	—

November 1 - November 30, 2016	—	$—	—	—

December 1 - December 31, 2016	102,583	$15.10	102,583	120,748

Total	102,583	$15.10	102,583	120,748

(1)
In November, 2016, the Corporation authorized a program to repurchase, from time to time and as business conditions warrant, up to 223,331 shares of the Corporation's common stock. During the year ended December 31, 2016, 102,583 shares were repurchased under this third stock repurchase program.

Item 6.    Selected Financial Data

        The following tables set forth selected consolidated historical financial and other data of Coastway Bancorp, Inc. and subsidiaries at or for the years ended December 31, 2016, 2015 and 2014. Selected historical financial and other data at or for the years ended December 31, 2013 and 2012 are for Coastway Bancorp, MHC or Coastway Community Bank. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2016 and 2015 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Coastway Bancorp, Inc. and subsidiaries of this annual report. The information at and for the years ended December 31, 2014, 2013 and 2012 is derived in part from audited financial statements that are not included in this annual report.

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$644,191	$565,137	$465,826	$432,678	$354,622
Cash and cash equivalents	44,658	18,322	14,582	51,519	7,020
Loans, net	525,215	467,023	383,909	328,576	296,999
Loans held for sale	23,157	18,952	10,995	8,648	13,642
Federal Home Loan Bank stock	6,184	5,283	3,207	2,694	3,036
Deposits	447,314	373,519	343,544	329,916	307,793
Borrowed funds	121,250	115,500	47,800	28,000	16,343
Total stockholders' equity	68,572	70,922	70,504	27,839	27,296

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Operating Data:
Interest income	$21,225	$17,827	$15,592	$13,957	$13,207
Interest expense	2,786	2,227	2,396	2,630	2,650

Net interest income	18,439	15,600	13,196	11,327	10,557
Provision for loan losses	475	496	432	567	1,109

Net interest income after provision for loan losses	17,964	15,104	12,764	10,760	9,448
Non-interest income	7,945	6,592	5,907	6,776	7,647
Non-interest expense	20,139	18,915	20,166	17,127	15,112

Income (loss) before income taxes	5,770	2,781	(1,495)	409	1,983
Income tax expense (benefit)	2,281	1,153	(530)	187	835

Net income (loss)	$3,489	$1,628	$(965)	222	1,148

Basic earnings per share	$0.82	$0.36	N/A	N/A	N/A
Diluted earnings per share	$0.82	$0.36	N/A	N/A	N/A

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (ratio of net income (loss) to average total assets)	0.58%	0.32%	(0.22)%	0.06%	0.34%
Return (loss) on equity (ratio of net income (loss) to average equity)	5.04%	2.31%	(1.40)%	0.81%	4.36%
Interest rate spread(1)	3.16%	3.25%	3.16%	3.18%	3.32%
Net interest margin(2)	3.31%	3.41%	3.38%	3.35%	3.51%
Efficiency ratio(3)	76.33%	85.23%	105.56%	94.61%	83.01%
Non-interest expense to average total assets	3.36%	3.77%	4.67%	4.61%	4.53%
Average interest-earning assets to average interest-bearing liabilities	130.64%	132.90%	134.61%	121.67%	121.36%
Average equity to average total assets	11.56%	14.05%	15.93%	7.37%	7.89%
Asset Quality Ratios:
Nonperforming assets to total assets	0.79%	0.88%	1.66%	1.86%	2.89%
Nonperforming loans to total loans	0.89%	0.91%	1.68%	1.97%	2.58%
Net charge-offs to average loans outstanding	0.03%	0.06%	0.04%	0.15%	0.35%
Allowance for loan losses to nonperforming loans	53.58%	51.75%	30.14%	25.64%	20.48%
Allowance for loan losses to total loans	0.48%	0.47%	0.51%	0.50%	0.53%
Capital Ratios:
Equity to total assets at end of year	10.6%	12.5%	15.1%	6.4%	7.7%
Total capital to risk-weighted assets(4)	13.4%	13.0%	15.3%	9.8%	10.7%
Tier 1 capital to risk-weighted assets(4)	12.8%	12.5%	14.7%	9.3%	10.1%
Common equity Tier 1(4)	12.8%	12.5%	N/A	N/A	N/A
Tier 1 capital to adjusted assets(4)	9.0%	10.1%	11.6%	7.2%	8.1%
Other Data:
Number of full service branches	9	9	9	9	8
Full time equivalent employees	144	133	135	143	141

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

(4)
Represents capital ratios of Coastway Community Bank.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section is intended to help investors understand the financial performance of Coastway Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2016 and 2015 and our results of operations for the years ended December 31, 2016 and 2015. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page 60 of this annual report.

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

        Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists of customer service fees, gains on sales of loans and other mortgage banking income, net, bank-owned life insurance ("BOLI) income, and other income. Non-interest expense currently consists of expenses related to salary and employee benefits, occupancy and equipment, data processing, deposit servicing, professional fees, federal deposit insurance assessments, advertising, foreclosed real estate, impairment loss on real estate held for sale and other general and administrative expenses.

        Net income was $3.5 million for the year ended December 31, 2016, an increase of $1.9 million, or 114.3%, from net income of $1.6 million for the year ended December 31, 2015. Net income increased primarily due to the increase in net interest income of $2.8 million primarily due to increased loan interest income of $3.2 million and an increase in other interest income of $152,000, partially offset by an increase of $559,000 in interest expense on deposits and borrowed funds. Net income also increased due to an increase in net gains on sales of loans and other mortgage banking income of $1.1 million for the year ended December 31, 2016 as compared to the prior year. Non-interest expenses increased $1.2 million, due to a $1.3 million increase in salary and employee benefits expense, an increase of $227,000 in deposit servicing expenses, and an increase in other general and administrative expenses of $217,000 partially offset by a decrease in impairment losses on real estate held for sale of $581,000. Income tax expense increased $1.1 million, primarily due to higher pretax income in the year ended December 31, 2016, as compared to the prior year, partially offset by a lower effective tax rate as the impairment loss on real estate held for sale in 2015 was not deductible for state income tax purposes.

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

        Continue to Originate and Sell Certain Residential Real Estate Loans.    Residential mortgage lending has historically comprised a significant portion of our operations. We recognize that the origination of one-to four-family residential real estate loans is essential to maintaining customer relations and our status as a community-oriented bank. During the year ended December 31, 2016, we originated

$219.1 million in one- to four-family residential real estate loans held for sale and recorded proceeds from sale of $219.0 million of such loans for gains on sale of $4.1 million, and during the year ended December 31, 2015, we originated $171.5 million in one- to four-family residential real estate loans held for sale and recorded proceeds from sale of $166.1 million of such loans for gains on sale of $2.6 million. The gain on sale of one- to four-family residential real estate loans was also favorably impacted by a 38 basis point increase in the net margin realized on the sale of loans between 2015 and 2016 due to the increased use of TBAs to hedge our mortgage loans held for sale pipeline, and market pricing. Partially offsetting the increase in gain on sale of mortgage loans, an increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $168,000 was recorded during the year ended December 31, 2016, while an increase of $308,000 increase was recorded during the year ended December 31, 2015, as a component of net gain on sale of loans and other mortgage banking income. We intend to continue to sell in the secondary market the majority of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the overall duration of our loan portfolio. To the extent available, we intend to continue to develop an appropriately sized portfolio of jumbo and shorter term adjustable-rate one- to four-family residential real estate loans to increase interest income. During the years ended December 31, 2016 and 2015, we also purchased $17.8 million and $57.4 million of individual one- to four-family residential loans from third party originators, which the Bank re-underwrites in accordance with the Bank's lending policy prior to purchase. At December 31, 2016, we had $178.5 million in jumbo loans, which represented 73.4% of our one- to four-family residential real estate loan portfolio.

        Increase Commercial Real Estate and Commercial Business Lending.    In order to increase the yield on our loan portfolio and reduce the term to re-pricing, following our conversion from a credit union to a bank, we began to increase our commercial real estate and commercial business loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner occupied businesses such as professional service providers. Our commercial real estate and commercial business loan portfolios have grown from $81.8 million and $7.9 million, respectively, at December 31, 2012 to $138.9 million and $13.3 million, respectively, at December 31, 2016. The additional capital raised in the offering has increased our commercial lending capacity by enabling us to originate more loans as well as loans with larger balances that we intend to retain in our portfolio.

        Maintain Disciplined Underwriting.    We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio. At December 31, 2016, non-performing assets totaled $5.1 million, which represented 0.79% of total assets, of which $4.7 million are non-performing loans. Residential one- to four- family loans totaled $3.7 million of the $4.7 million in non-performing loans. At December 31, 2016, there were two non-performing commercial real estate loans totaling $238,000 and no non-performing commercial business loans.

        Increase our Share of Lower-Cost Deposits.    We remain committed to generating lower-cost stable core deposits. We attract and retain transaction accounts by offering competitive products and rates and excellent customer service. Our core deposits (consisting of demand deposit accounts, savings accounts, money market accounts and club accounts) increased $97.0 million to $284.4 million at December 31, 2016 from $187.4 million at December 31, 2012. At December 31, 2016, core deposits comprised 63.6% of our total deposits. At December 31, 2016, non-interest-bearing deposits totaled $107.0 million, or 23.9% of our total deposits.

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

        The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2016, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

        Allowance for Loan Losses.    The allowance for loan losses is the estimated amount considered necessary to cover probable incurred losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged to income. We make significant estimates and therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. Among the material assumptions required to establish the allowance are: loss exposure at default, the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these assumptions are susceptible to significant change.

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

        Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Loans on non-accrual status and/or loans whose terms have been modified to be troubled debt restructurings are classified as impaired loans. Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest in accordance with the contractual terms of the loan agreement. Impairment is measured by either the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for selling costs, or the loan fair value.

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

        Deferred Tax Assets.    We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments may require us to make projections of future taxable income and/or to carryback to taxable income in prior years. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Further, a reduction in the statutory income tax rate would require a charge to income tax expense in the year the reduced income tax rate becomes effective.

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

        The Bank generally utilizes best efforts forward loan sale commitments and effective September 1, 2015, also commenced utilizing mandatory delivery forward loan sale commitments and TBA securities, which are sold from approved counterparties to mitigate the risk of potential changes in the values of derivative loan commitments.

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

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

        Assets.    Our total assets increased $79.1 million, or 14.0%, to $644.2 million at December 31, 2016 from $565.1 million at December 31, 2015 primarily due to an increase of $58.3 million in total loans, an increase of $4.2 million in loans held for sale and an increase in cash and cash equivalents of $26.3 million. Total loans (excluding loans held for sale) increased $58.3 million, or 12.5%, to $523.9 million at December 31, 2016 from $465.6 million at December 31, 2015. The increase in total loans was primarily due to an increase of $34.6 million, or 16.6%, in residential one- to four-family real estate loans which increased to $243.4 million at December 31, 2016 from $208.8 million at December 31, 2015. We increased our jumbo one- to four-family residential loans held in portfolio both from internal originations as well as $17.8 million of individual loans purchased from third party originators in 2016. Commercial real estate loans also increased $13.2 million, or 10.5%, to $138.9 million at December 31, 2016 as compared to $125.8 million at December 31, 2015.

        Cash and cash equivalents increased to $44.7 million at December 31, 2016 as compared to $18.3 million at December 31, 2015, as we increased our on-balance sheet liquidity.

        Deposits.    Our primary source of funds is retail deposits held by individuals and businesses within our market area. Deposits increased $73.8 million, or 19.8%, to $447.3 million at December 31, 2016 from $373.5 million at December 31, 2015, primarily as a result of an increase in the balance of non-interest bearing demand deposit accounts of $11.0 million, or 11.5%, an increase of $7.5 million in the balance of savings and interest bearing demand deposit accounts, or 7.7%, and an increase of $1.4 million in the balance of money market accounts, or 2.1%. In addition, the balance of certificates of deposit increased $53.8 million, or 49.4%. Certificates of deposits increased $44.4 million due to certificates of deposit obtained through a nationwide on-line service ("national market") and $9.4 million in organic growth.

        Borrowed Funds.    We utilize borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an alternate funding source. Borrowed funds at December 31, 2016 totaled $121.3 million as compared to $115.5 million at December 31, 2015, an increase of $5.8 million, or 5.0%. Borrowed funds at December 31, 2016 were comprised of $119.5 million in short-term advances at a weighted average rate of 0.74% as compared to overnight advances of $115.5 million at a weighted average rate of 0.44% at December 31, 2015, and increased in order to fund loan growth. Long-term FHLBB advances at December 31, 2016 amounted to $1.8 million and were borrowed at no cost under the FHLBB's Jobs for New England program, and mature in 2021.

        Total Stockholders' Equity.    Total stockholders' equity decreased $2.3 million to $68.6 million at December 31, 2016 from $70.9 million at December 31, 2015. The decrease in stockholders' equity was due to common stock repurchased of $6.2 million in 2016 partially offset by net income of $3.5 million, the impact of the $206,000 increase in compensation and benefits expense related to the ESOP, and stock-based compensation of $126,000. Accumulated other comprehensive loss increased $6,000 in 2016 as a result of net of income tax losses pertaining to our defined benefit plan.

Comparison of Operating Results for the Year Ended December 31, 2016 and December 31, 2015

        General.    Net income was $3.5 million for the year ended December 31, 2016, an increase of $1.9 million, or 114.3%, from net income of $1.6 million for the year ended December 31, 2015. Net income increased primarily due to the increase in net interest income of $2.8 million primarily due to increased loan interest income of $3.2 million and, an increase in other interest income of $152,000, partially offset by an increase of $559,000 in interest expense on deposits and borrowed funds. Net income also increased due to an increase in net gains on sales of loans and other mortgage banking income of $1.1 million for the year ended December 31, 2016 as compared to the prior year. Non-interest expenses increased $1.2 million, due to a $1.3 million increase in salary and employee benefits expense, an increase of $227,000 in deposit servicing expenses, and an increase in other general and administrative expenses of $217,000 partially offset by a decrease in impairment losses on real estate held for sale of $581,000. Income tax expense increased $1.1 million, primarily due to higher pretax income in the year ended December 31, 2016, as compared to the prior year, partially offset by a lower effective tax rate as the impairment loss on real estate held for sale in 2015 was not deductible for state income tax purposes.

        Interest Income.    Interest income increased $3.4 million, or 19.1%, to $21.2 million for the year ended December 31, 2016 from $17.8 million for the year ended December 31, 2015. The increase reflected an increase in the average balance of interest-earning assets of $100.1 million to $557.0 million for the year ended December 31, 2016 as compared to $456.9 million for the year ended December 31, 2015, partially offset by a decrease in the average yield on interest-earning assets to 3.81% for the year ended December 31, 2016 as compared to 3.90% for the year ended December 31, 2015. The majority of our interest income was derived from interest and fees on loans.

        Interest and fees on loans increased $3.2 million, or 18.4%, to $20.9 million for the year ended December 31, 2016 from $17.6 million for the year ended December 31, 2015. Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $92.4 million to $526.5 million for the year ended December 31, 2016 as compared to $434.1 million for the year ended December 31, 2015, partially offset by a decrease in the average yield on loans, which declined to 3.97% for the year ended December 31, 2016 as compared to 4.06% for the year ended December 31, 2015. The increase in our average balance of loans was principally due to the growth in our residential one-to four-family real estate loan portfolio, reflecting the low interest rate environment that existed for residential mortgage loans during the year ended December 31, 2016 and one- to four-family residential loans purchased from third party originators, as well as growth in our commercial real estate loan portfolio. The nine basis points decline in the average yield on loans was primarily the result of the low interest rate environment as new loans were added to the portfolio at lower interest rates, net of loan payoffs and maturities.

        Interest Expense.    Interest expense was $2.8 million for year ended December 31, 2016 as compared to $2.2 million for the year ended December 31, 2015, an increase of $559,000 or 25.1%. Interest expense on deposits increased $72,000 to $2.1 million in 2016 as a result of an increase in the average balance of interest-bearing deposits of $15.5 million in 2016, partially offset by a decline in the average cost of deposits of one basis point during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The average balance of certificate of deposit accounts increased $6.1 million to $119.3 million for the year ended December 31, 2016 as compared to $113.2 million for the year ended December 31, 2015, which increased interest expense by $89,000. The average cost of certificates of deposit declined three basis points from 1.47% for the year ended December 31, 2015 to 1.44% for the year ended December 31, 2016 as a result of the low interest rate environment, which reduced interest expense by $32,000.

        Interest expense on core deposits increased $15,000 from $374,000 for the year ended December 31, 2015 to $389,000 for the year ended December 31, 2016. The average balance of money market accounts increased $2.0 million during the year ended December 31, 2016 to $69.5 million which caused an increase of $8,000 in interest expense. The average balance of savings and interest bearing demand deposit accounts increased $7.4 million from $93.1 million for the year ended December 31, 2015 to $100.5 million for the year ended December 31, 2016.

        Interest expense on borrowed funds increased $487,000, or 257.7%, to $676,000 for the year ended December 31, 2016 from $189,000 for the year ended December 31, 2015. The increase was principally due to an increase in the average balance of borrowed funds of $67.1 million during the year ended December 31, 2016 as compared to the prior year to fund loan growth as well as an increase in the average cost of borrowings which increased from 0.28% for the year ended December 31, 2015 to 0.50% for the year ended December 31, 2016. The increase in the average cost of borrowings was impacted by the increase in short-term market interest rates which we expect to also increase the cost of borrowings in 2017 as evidenced by the Federal Reserve's increase in short-term interest rates in December 2016.

        Net Interest Income.    Net interest income increased $2.8 million, or 18.2%, to $18.4 million for the year ended December 31, 2016 from $15.6 million for the year ended December 31, 2015. This increase was due to a $17.5 million increase in net interest-earning assets to $130.6 million for the year ended December 31, 2016. Our interest rate spread decreased eleven basis points to 3.16% for the year ended December 31, 2016 as compared to 3.25% for the prior year. Our net interest margin decreased ten basis points to 3.31% in 2016 from 3.41% in 2015.

        Provision for loan losses.    A provision for loan losses of $475,000 was recorded to the allowance for loan losses during the year ended December 31, 2016, a decrease of $21,000 or 4.2% as compared to a provision of $496,000 for the year ended December 31, 2015. Our provision for loan losses is based on our assessment of loss history, current asset quality and economic trends. During the year ended December 31, 2016, a provision of $236,000 was recorded related to the residential one- to four-family loan portfolio based primarily on loan growth of $34.6 million as compared to a provision of $337,000 for the year ended December 31, 2015. Net charge-offs on the residential one- to four-family loan portfolio totaled $90,000 for 2016 as compared to $128,000 in net charge-offs for the year ended December 31, 2015. A provision of $83,000 was recorded related to the home equity loan portfolio during the year ended December 31, 2016 as compared to $53,000 for the year ended December 31, 2015. The provision for loan losses for the home equity portfolio was impacted by net charge-offs which totaled $67,000 in 2016 as well as an increase in specific reserves of $14,000. The home equity provision for loan losses of $53,000 during the year ended December 31, 2015 was impacted by a $2.9 million reduction in home equity loans from 2014 to 2015. A provision for loan losses of $93,000 was recorded related to the commercial real estate portfolio during the year ended December 31, 2016 principally due to loan growth of $13.2 million as compared to a provision of $103,000 during the year ended December 31, 2015.

        Non-Interest income.    Non-interest income increased $1.4 million, or 20.8%, to $7.9 million for the year ended December 31, 2016 from $6.6 million for the year ended December 31, 2015. Gains on sales of residential mortgage loans was $4.1 million and $2.6 million for the years ended December 31, 2016 and 2015, respectively. Proceeds from residential mortgage loans sold during the year ended December 31, 2016 amounted to $219.0 million as compared to $166.1 million during the year ended December 31, 2015. The gain on sale of one- to four-family residential real estate loans was also favorably impacted by a 33 basis point increase in the net margin realized on the sale of loans between 2015 and 2016 due to the increased use of TBA's to hedge our mortgage loans held for sale pipeline, competitive reasons and market pricing. Partially offsetting the increase in gains on sale of loans and other mortgage banking income, an increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $143,000 was recorded during the year ended December 31, 2016, while an increase of $308,000 was recorded during the year ended December 31, 2015 as a component of net gain on sale of loans and other mortgage banking income. Further, also offsetting the increase in non-interest income, we sold SBA loans totaling $4.1 million for a gain of $328,000 for the year ended December 31, 2015 as compared to no SBA loan sales during the year ended December 31, 2016.

        Customer service fees increased $171,000, or 5.5%, to $3.3 million for the year ended December 31, 2016 from $3.1 million for the year ended December 31, 2015 primarily due to an $86,000 increase in Visa fees and a $30,000 increase in ATM service charges.

        Non-Interest expenses.    Non-interest expenses increased $1.2 million, or 6.5%, to $20.1 million for the year ended December 31, 2016 from $18.9 million for the year ended December 31, 2015.

        Salary and employee benefits expense increased $1.3 million, or 13.5% for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to general merit increases, an 11 person increase in full-time equivalent employees ("FTEs"), an increase of supplemental executive retirement expense of $164,000, an increase of $27,000 in ESOP expense due to an appreciation in our average stock price, an increase of $126,000 in stock based compensation due to stock options and restricted stock granted in February 2016 whereas there were no grants in 2015, and a $66,000 increase in compensation cost related to the nonqualified deferred compensation supplemental retirement plan. FTEs increased from 133 at December 31, 2015 to 144 FTEs at December 31, 2016.

        Data processing expenses increased $65,000, or 3.8%, to $1.8 million for the year ended December 31, 2016 from $1.7 million for the year ended December 31, 2015 primarily due to increased software expenses. Deposit servicing expenses increased $227,000 to $989,000 for the year ended December 31, 2016 from $762,000 for the prior year primarily due to increased debit card expenses. Professional fees increased $61,000 to $753,000 for the year ended December 31, 2016 due to an increase in audit and consulting costs.

        FDIC insurance assessment decreased $24,000 in 2016 due to a decrease in the premiums assessed during 2016, partially offset by an increase in average net assets. Advertising expenses increased $44,000 to $314,000 during the year ended December 31, 2016 as compared to $270,000 during the year ended December 31, 2015 due to both increased marketing and advertising costs. Foreclosed real estate expenses decreased $90,000 to $121,000 for the year ended December 31, 2016 from $211,000 for the prior year primarily due to a $54,000 decrease in write-downs as well as lower expenses resulting from the decline in foreclosed real estate. Other general and administrative expenses increased $217,000, or 13.5%, to $1.8 million for the year ended December 31, 2016 as compared to 2015 primarily due to a $79,000 increase in travel and education expenses, $56,000 increase in office operations costs and $21,000 increase in operational losses.

        During the year ended December 31, 2015, impairment losses of $581,000 were recorded as compared to no impairment losses during the year ended December 31, 2016. During the year ended December 31, 2015, impairment on real estate held for sale of $195,000 was recorded based on an acceptance of an offer in July 2015 to sell the Coventry land and an impairment loss on real estate held for sale of $386,000 was recorded in August 2015 based on acceptance of an offer to sell and subsequent entry into a Purchase & Sale agreement on the One Coastway Plaza property in Cranston, RI. The decision to accept the offer and sell the property was made in consideration of the holding costs of the property, the time the property had been held for sale and the interest to be earned on the financing of the loan to purchase the Cranston property at market terms. The sale of both properties closed during the first quarter of 2016.

        Income tax expense.    Income tax expense totaled $2.3 million for the year ended December 31, 2016 as compared to an income tax expense of $1.2 million for the year ended December 31, 2015. The increase in income tax expense was primarily due to the increase in pre-tax income of $3.0 million during the year ended December 31, 2016, coupled with the impact of $581,000 in impairment losses on real estate held for sale in 2015 which are non-deductible for state income tax purposes, and increased our effective income tax rate. The effective income tax rate was 39.5% for the year ended December 31, 2016 as compared to 41.5% for the year ended December 31, 2015.

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

	For the Years Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets:
Loans and loans held for sale(4)	$526,458	$20,886	3.97%	$434,073	$17,640	4.06%	$364,329	$15,451	4.24%
Cash and cash equivalents	23,975	122	0.51	13,802	148	1.07	23,716	99	0.42
Federal Home Loan Bank of Boston stock	6,542	217	3.32	9,040	39	0.43	2,512	42	1.67

Total interest-earning assets	556,975	21,225	3.81	456,915	17,827	3.90	390,557	15,592	3.99

Non-interest-earning assets	41,676			44,506			41,616

Total assets	$598,651			$501,421			$432,173

Liabilities and Stockholders' equity:
Money market accounts	$69,475	291	0.42	$67,485	283	0.42	$62,910	262	0.42
Savings & interest-bearing demand accts	100,545	97	0.10	93,098	89	0.10	84,789	91	0.11
Club accounts	1,474	1	0.07	1,538	2	0.13	1,445	2	0.14
Certificates of deposit	119,321	1,721	1.44	113,204	1,664	1.47	122,111	1,943	1.59

Total interest-bearing deposits	290,815	2,110	0.73	275,325	2,038	0.74	271,255	2,298	0.85
Borrowed funds	135,523	676	0.50	68,472	189	0.28	17,109	96	0.56
Subscriptions payable	—	—	—	—	—	—	1,779	2	0.11

Total interest-bearing liabilities	426,338	2,786	0.65	343,797	2,227	0.65	290,143	2,396	0.83

Non-interest-bearing deposits	97,563			81,364			68,455
Other liabilities	5,541			5,790			4,720

Total liabilities	529,442			430,951			363,318
Stockholders' equity	69,209			70,470			68,855

Total liabilities and Stockholders' equity	$598,651			$501,421			$432,173

Net interest income		$18,439			$15,600			$13,196

Net interest rate spread(1)			3.16%			3.25%			3.16%
Net interest-earning assets(2)	$130,637			$113,118			$100,414
Net interest margin(3)			3.31%			3.41%			3.38%
Average interest-earning assets to interest-bearing liabilities	130.64%			132.90%			134.61%

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

(4)
Interest income on loans includes amortization of loan costs of $1.1 million, $818,000, and $678,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Year Ended December 31, 2016 vs. 2015			Years Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and loans held for sale	$3,674	$(428)	$3,246	$2,856	$(667)	$2,189
Cash and cash equivalents	76	(102)	(26)	(55)	104	49
Federal Home Loan Bank of Boston stock	(14)	192	178	46	(49)	(3)

Total interest-earning assets	3,736	(338)	3,398	2,847	(612)	2,235

Interest-bearing liabilities:
Money market accounts	8	—	8	19	2	21
Savings accounts	7	1	8	8	(10)	(2)
Club accounts	—	(1)	(1)	—	—	—
Certificates of deposit	89	(32)	57	(136)	(143)	(279)
Subscriptions payable	—	—	—	(1)	(1)	(2)
Borrowed funds	267	220	487	163	(70)	93

Total interest-bearing liabilities	371	188	559	53	(222)	(169)

Change in net interest income	$3,365	$(526)	$2,839	$2,794	$(390)	$2,404

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2016.

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

        Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $44.7 million.

        Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

        At December 31, 2016, we had $42.6 million in commitments to originate loans, $24.2 million of which will be sold. In addition to commitments to originate loans, we had $78.1 million in unused lines of credit and unadvanced funds to borrowers. Certificates of deposit due within one year of December 31, 2016 totaled $53.0 million, or 11.9%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $21.5 million. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowed funds than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on historical experience and current market interest rates, that we will retain, upon maturity, a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2016.

        Our primary investing activity is originating loans. During the years ended December 31, 2016 and 2015, loan originations net of principal repayments totaled $42.6 million and $32.0 million of loans, respectively. During the years ended December 31, 2016 and 2015, we purchased individual loans from third party originators of $17.8 million and $57.4 million, respectively. During the year ended December 31, 2015, proceeds from sales of SBA loans totaled $4.6 million. We did not sell any SBA loans during the year ended December 31, 2016.

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank of Boston advances. We experienced a net increase in deposits of $73.8 million and $30.8 million for the years ended December 31, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The increase in deposits includes $44.4 million of national market certificates of deposit.

        Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston ("FHLBB") that provide an additional source of funds. Federal Home Loan Bank of Boston advances increased by $5.8 million to $121.3 million at December 31, 2016, from $115.5 million at December 31, 2015. We had the capacity to borrow an additional $87.2 million from the FHLBB at December 31, 2016. We also have the ability to borrow with the Federal Reserve discount window. At December 31, 2016, we had $18.5 million in capacity based collateral pledged to the Federal Reserve discount window, but had no outstanding borrowings as of that date.

        Coastway Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, Coastway Community Bank was considered "well capitalized" under regulatory guidelines.

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

        Off-Balance Sheet Arrangements.    In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit as well as commitments to sell loans. For information about our loan commitments and unused lines of credit, see Note 11 of the Notes to our Consolidated Financial Statements of this annual report.

        We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

        For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements of this annual report.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Coastway Bancorp, Inc. and Subsidiary:
Warwick, Rhode Island

        We have audited the accompanying consolidated balance sheets of Coastway Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of net income, comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastway Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

/s/ CROWE HORWATH LLP

Livingston, New Jersey
March 16, 2017

Coastway Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets as of December 31, 2016 and 2015

	2016	2015
	(in thousands except share and per share amounts)
Assets
Cash and due from banks	$2,946	$3,041
Interest-earning deposits	41,712	15,281

Total cash and cash equivalents	44,658	18,322
Certificates of deposit	—	6,074
Federal Home Loan Bank stock, at cost	6,184	5,283
Loans, net of allowance for loan losses of $2,493 and $2,194, respectively	525,215	467,023
Loans held for sale, at fair value	23,157	18,952
Premises and equipment, net	31,426	31,407
Accrued interest receivable	1,598	1,414
Real estate held for sale	—	3,305
Foreclosed real estate	422	710
Bank-owned life insurance	4,452	4,326
Net deferred tax asset	925	815
Other assets	6,154	7,506

	$644,191	$565,137

Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$340,352	$277,559
Non-interest-bearing	106,962	95,960

Total deposits	447,314	373,519

Borrowed funds	121,250	115,500
Accrued expenses and other liabilities	7,055	5,196

Total liabilities	575,619	494,215

Commitments and contingencies (Notes 6 and 10)
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,403,096 and 4,822,279 issued and outstanding at December 31, 2016 and 2015	44	48
Additional paid-in capital	40,107	46,094
Retained earnings	32,186	28,697
Unearned compensation—Employee Stock Ownership Plan (ESOP)	(3,485)	(3,643)
Accumulated other comprehensive loss	(280)	(274)

Total stockholders' equity	68,572	70,922

	$644,191	$565,137

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income for the Years Ended December 31, 2016 and 2015

	2016	2015
	(In thousands, except per share amounts)
Interest income:
Interest and fees on loans	$20,886	$17,640
Other interest income	339	187

Total interest income	21,225	17,827

Interest expense:
Interest on deposits	2,110	2,038
Interest on borrowed funds	676	189

Total interest expense	2,786	2,227

Net interest income	18,439	15,600
Provision for loan losses	475	496

Net interest income, after provision for loan losses	17,964	15,104

Non-interest income:
Customer service fees	3,284	3,113
Net gains on sales of loans and other mortgage banking income	4,339	3,258
Bank-owned life insurance income	126	135
Other income	196	86

Total non-interest income	7,945	6,592

Non-interest expenses:
Salary and employee benefits	10,934	9,636
Occupancy and equipment	3,092	3,085
Data processing	1,764	1,699
Deposit servicing	989	762
Professional fees	753	692
FDIC insurance assessment	350	374
Advertising	314	270
Impairment loss on real estate held for sale	—	581
Foreclosed real estate	121	211
Other general and administrative	1,822	1,605

Total non-interest expenses	20,139	18,915

Income before income taxes	5,770	2,781
Income tax expense	2,281	1,153

Net income	$3,489	$1,628

Weighted average common shares outstanding—basic	4,241	4,529
Weighted average common shares outstanding—diluted	4,245	4,529
Per share information:
Basic earnings per common share	$0.82	$0.36
Diluted earnings per common share	$0.82	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016 and 2015

	2016	2015
	(In thousands)
Net income	$3,489	$1,628

Other comprehensive (loss) income:
Defined benefit pension plan:
Losses (gains) arising during the year	(61)	52
Actuarial gain amortized through salary and employee expense	51	58
Tax effect	4	(44)

Net-of-tax amount	(6)	66

Total comprehensive income	$3,483	$1,694

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2016 and 2015

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings	Unearned Compensation— ESOP		Total Stockholders' Equity
	Shares	Amount
	(Dollars in thousands)
Balance at January 1, 2015	4,949,179	$49	$47,527	$27,069	$(3,801)	$(340)	$70,504
Net income and comprehensive income	—	—	—	1,628	—	66	1,694
Common stock repurchased	(126,900)	(1)	(1,454)	—	—	—	(1,455)
ESOP shares allocated (15,837 shares)	—	—	21	—	158	—	179

Balance at December 31, 2015	4,822,279	48	46,094	28,697	(3,643)	(274)	70,922

Net income and comprehensive income	—	—	—	3,489	—	(6)	3,483
Common stock repurchased	(458,228)	(4)	(6,161)	—	—	—	(6,165)
Restricted stock granted	39,045	—	—	—	—	—	—
Stock-based compensation	—	—	126	—	—	—	126
ESOP shares allocated (15,837 shares)	—	—	48	—	158	—	206

Balance at December 31, 2016	4,403,096	$44	$40,107	$32,186	$(3,485)	$(280)	$68,572

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$3,489	$1,628
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Provision for loan losses	475	496
Loans originated for sale	(219,069)	(171,486)
Loans sold	218,991	166,102
Gain on sale of mortgage loans, net	(4,127)	(2,573)
Gain on sale of portfolio loans	—	(328)
Amortization of deferred loan costs	1,076	818
Loss on foreclosed real estate	96	126
Income from Bank-owned life insurance	(126)	(135)
Loss on real estate held for sale	11	—
Impairment loss on real estate held for sale	—	581
Depreciation and amortization expense	1,326	1,277
Deferred income tax (benefit) expense	(106)	255
ESOP expense	206	179
Stock-based compensation	126	—
Net change in:
Accrued interest receivable	(184)	(161)
Other, net	3,201	327

Net cash provided by (used in) operating activities	5,385	(2,894)

Cash flows from investing activities:
Purchase of and increase in certificates of deposit	(25)	(3,058)
Maturities of certificates of deposit	6,099
Proceeds from redemption of FHLB stock	1,576	—
Purchase of FHLB stock	(2,477)	(2,076)
Loan originations net of principal payments	(42,569)	(32,008)
Purchases of loans from third party originators	(17,807)	(57,383)
Proceeds from portfolio loans sold	—	4,492
Proceeds from sale of real estate held for sale	3,294	—
Proceeds from sale of foreclosed real estate, net	825	1,248
Purchases of premises and equipment, net	(1,345)	(801)

Net cash used in investing activities	(52,429)	(89,586)

Cash flows from financing activities:
Net increase in deposits	73,795	29,975
Net change in short-term borrowed funds	4,000	69,000
Increase in long-term borrowed funds	1,750	—
Repayments of long-term borrowed funds	—	(1,300)
Repurchase of common stock	(6,165)	(1,455)

Net cash provided by financing activities	73,380	96,220

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2016 and 2015

	2016	2015
	(In thousands)
Net increase in cash and cash equivalents	$26,336	$3,740
Cash and cash equivalents at beginning of period	18,322	14,582

Cash and cash equivalents at end of period	$44,658	$18,322

Supplemental cash flow information:
Interest paid on deposits	$2,110	$2,038
Interest paid on borrowed funds	660	177
Income taxes paid	2,500	596
Supplemental non-cash transactions:
Loans transferred to foreclosed real estate	$633	$799
Real estate transferred from premises and equipment to
real estate held for sale	—	55

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

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

        The consolidated financial statements at and for the years ended December 31, 2016 and 2015 include the accounts of the Corporation and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering ("IPO")

        On January 14, 2014, Coastway Bancorp, Inc. became the parent holding company for Coastway Community Bank concurrent with its initial public offering. A total of 4,827,125 shares of Corporation common stock were sold to depositors and to the general public, including those issued to the Corporation's tax-qualified employee benefit plans, at $10.00 per share through which the Corporation received net offering proceeds of approximately $46.3 million. Also, on January 14, 2014, the Corporation contributed $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II, which together totaled $1.5 million or 3.15% of the gross proceeds of the offering, which was recorded as a component of non-interest expense in the first quarter of 2014. The total number of shares of common stock outstanding upon completion of the IPO was 4,949,179 shares.

        The Corporation implemented an employee stock ownership plan ("ESOP"), to provide eligible employees the opportunity to own corporation stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. The ESOP acquired 395,934 shares of the stock issued in the IPO which were financed by a loan from the Corporation. See Note 9.

        As part of the IPO, Coastway Bancorp, Inc. established a liquidation account in an amount equal to the net worth as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the IPO, or $27.5 million. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Coastway Community Bank after the IPO. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each fiscal year end. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation of the Corporation or the Bank, each eligible account holder will be entitled to receive balances for accounts then held.

        Subsequent to the IPO, the Corporation may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the liquidation account balance, applicable regulatory capital maintenance requirements, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the valuation of loans held for sale, mortgage-banking derivatives and commitments to sell fixed-rate residential mortgages.

Reclassification

        Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation. Reclassifications had no effect on prior year net income or stockholders' equity.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, amounts due from banks and interest-earning deposits. Interest-earning deposits are carried at cost which approximates fair value and mature either daily or on demand.

Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on the redemption provisions of the FHLB, the stock has no quoted market value, is carried at cost, and is classified as a restricted security. At its discretion, the FHLB may declare cash or stock dividends on the stock which are reported as income. The Bank reviews this investment for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. During the years ended December 31, 2016 and 2015, no impairment has been recognized.

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

Years Ended December 31, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

General component of the allowance for loan losses

        The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments. Management uses a ten year historical loss period to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge off trends in the past three years; weighted average risk weightings; loan concentrations; management's assessment of internal factors; and management's assessment of external factors such as interest rates, real estate markets and local and national economic factors. There were no changes in the Bank's policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2016.

        The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

        One-to-four family residential real estate and home equity—Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The Bank generally has first liens on one-to-four family residential

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

real estate loans and first or second liens on property securing home equity loans and lines of credit. Home equity loans and lines of credit may be underwritten with a loan to value ratio up to 80%. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

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

        SBA—Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA's 7(a) program and include both guaranteed and unguaranteed loans. Under the SBA 7(a) Program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities. The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards. SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank's normal underwriting criteria. For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan. The guaranteed portion of SBA loans in the Bank's portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary. Guaranteed portions of SBA loans totaled $25.9 million and $24.8 million at December 31, 2016 and 2015, respectively.

        Consumer—This segment includes unsecured and vehicle loans and repayment is dependent on the credit quality of the individual borrower. Economic trends determined by unemployment rates and other key economic indications are closely correlated to the credit quality of these loans.

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

Years Ended December 31, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Bank does not separately identify individual consumer and performing residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Loans Held for Sale

        One- to four-family residential mortgage loans originated and intended for sale in the secondary market are carried at fair value. The fair value includes the servicing value of the loans as management sells all loans held for sale servicing released. Gains and losses on loans held for sale are recorded in non-interest income as net gains on sale of loans and other mortgage banking income in the income statement.

Derivatives

        Commitments to fund certain mortgage loans (interest rate locks) to be sold in the secondary market and forward loan commitments for the future delivery of mortgage loans to third party investors, including To Be Announced securities ("TBAs") and mandatory forward commitments, are accounted for as free-standing derivatives. These mortgage banking related derivatives are not designated in hedge relationships and are accounted for at fair value, with changes in fair value recorded in net gains on sales of loans and other mortgage banking income on the income statement.

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

Years Ended December 31, 2016 and 2015

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

Foreclosed Real Estate

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations, changes in the valuation allowance, gains or losses on sales and any direct write-downs are included in foreclosed real estate expenses in the Consolidated Statements of Net Income.

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

Deferred Compensation Supplemental Executive Retirement Plan

        The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan ("DCSERP") with a senior executive. The DCSERP allows the executive to invest all or a portion of the deferred compensation in Corporation stock, provided that such stock will only be settled in Corporation stock. A Rabbi Trust holds the assets invested on behalf of the DCSERP. The Bank is required to make annual contributions of $72,000 each January thereafter until January, 2023, so long as the executive remains employed by the Bank. Upon separation from service on or after age 67, the

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank shall pay the DCSERP benefit in 10 approximately equal annual installments starting on the first business day of January after separation from service. If the executive dies before all installments have been paid, the balance shall be paid in a cash lump sum to his beneficiary, other than Corporation stock, which shall be paid in Corporation stock. If the executive separates from service before age 67 for reasons other than death, disability or cause, he shall be paid the vested portion of his DCSERP benefit in a lump sum no later than the first day of the second month after such separation from service. As of December 31, 2016, the executive was 80% vested in the SERP benefit. An additional 5% of his DCSERP benefit becomes vested as of each December 31 until it is 100% vested on December 31, 2020. If the executive employment is terminated for cause, he will forfeit all benefits under the SERP. To fund this plan, the Bank holds investment assets which are included in other assets at fair value with changes in fair value recorded through earnings. The plan has the right to provide the Board of Directors of the Bank with investment directions for these investments. All earnings or losses on investments are the sole responsibility of the participant. The investments informally fund the DCSERP liability but remain assets of the Bank and are subject to the claims of general creditors of the Bank.

Supplemental Retirement Agreements

        The Bank has entered into supplemental retirement agreements ("SERP") with seven executive and senior officers, which provide for payments upon attaining the retirement age specified in the agreements, generally 65-67. The present value of these future payments is accrued over the remaining service term. Supplemental retirement benefits generally vest as they are accrued; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer's normal retirement date.

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

Stock-based Compensation

        Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the common stock at the date of grant is used for restricted stock awards.

        Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on the straight-line basis over the requisite service period for the entire award.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

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

        The Company does not have any uncertain tax positions at December 31, 2016 and 2015 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense, if applicable.

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

Comprehensive Income/Loss

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders' equity section of theconsolidated balance sheets, such items, along with net income/loss, are components of comprehensive income/loss. The Bank measures the pension plan assets and pension obligations on an annual basis and recognizes in the consolidated financial statements an asset or liability for the plan's funded status.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A significant portion of the Company's loan portfolio is concentrated among borrowers with collateral in Rhode Island and Massachusetts. The ability of residential real estate mortgage borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in the Bank's market area.

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

Recent Accounting Pronouncements

        As an "emerging growth company," as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard. The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2018. During 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectability, presenting sales taxes, measuring noncash

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consideration, and certain transition matters. The Corporation does not expect the adoption of this guidance will have a significant impact on the Corporation's consolidated financial statements.

        In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity instruments (except those accounted for under the equity method of accounting or that result in consolidations of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure an equity investment that does not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. For public business entities, the standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including emerging growth companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal periods after December 15, 2019. We do not expect a significant impact upon adoption on January 1, 2019. In February 2016, the FASB issued ASU 2016-02, which will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize right to use assets and lease liabilities for leases with lease terms of more than 12 months. However, unlike current Generally Accepted Accounting Principles (GAAP)—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet.

        The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, including emerging growth companies, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adoption of this standard, including identifying contracts that are, or contain, leases, as the lease identification guidance in the new standard is different than the current standard.

        On March 30, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, which is intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment award transactions, including:

  •
  The income tax consequences

  •
  Classification of awards as either equity or liabilities, and

  •
  Classification on the statement of cash flows.

        For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies and

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

emerging growth companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. This standard will be effective for the Corporation for the year ended December 31, 2018. We do not anticipate a material impact but added volatility in the effective tax rate will be created as a result of adopting this standard as share-based awards were first granted during the first quarter of 2016.

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, that will significantly change how banks measure and recognize credit impairment for many financial assets from an incurred loss methodology to a current expected credit loss model. The current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The FASB also made targeted amendments to the current impairment model for available-for-sale debt securities. The ASU is effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019, and for other companies, including emerging growth companies, for interim and annual periods in fiscal years beginning after December 15, 2020. All entities may early adopt the standard for annual and interim periods in fiscal years after December 15, 2018. The standard will be effective for the Corporation on January 1, 2020. We are currently evaluating the impact of adoption of this standard, including different methodologies that may be employed to estimate credit losses, such as loss rate methods, component loss methods, and qualitative factors, as well as additional data gathering that will be needed to adopt the standard. The standard will add new disclosures related to factors that influenced management's estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience.

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2016 and 2015, the reserve balance amounted to $1.9 million and $2.6 million, respectively.

3. CERTIFICATES OF DEPOSIT

        There were no certificates of deposit at December 31, 2016. At December 31, 2015, investments in certificates of deposit amounting to $3.0 million with an interest rate of 0.70% mature in December 2016 and $3.1 million with an interest rate of 0.65% mature in April 2016. Certificates of deposit are carried at cost which approximates fair value.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

4. LOANS

        A summary of the balances of loans follows:

	December 31,
	2016	2015
	(In thousands)
Residential real estate mortgage loans:
1 - 4 family	$243,385	$208,777
Home equity loans and lines of credit	76,175	76,881

Total residential real estate mortgage loans	319,560	285,658
Commercial:
Commercial real estate	138,946	125,782
Commercial business	13,308	8,918
Commercial construction	10,946	4,729
SBA	39,948	39,217

Total commercial loans	203,148	178,646
Consumer	1,165	1,252

Total loans	523,873	465,556
Allowance for loan losses	(2,493)	(2,194)
Net deferred loan costs	3,835	3,661

Loans, net	$525,215	$467,023

        Guaranteed portions of SBA loans total $25.9 million and $24.8 million at December 31, 2016 and 2015, respectively.

        Residential 1 - 4 family loans of $243.4 million and $208.8 million at December 31, 2016 and 2015 included purchased loans totaling $67.5 million and $64.1 million, respectively. Loans totaling $17.6 million and $56.7 million were individually purchased during the years ended December 31, 2016 and 2015 from third parties at a cost of $17.8 million and $57.4 million. Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

	Year Ended December 31, 2016
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$863	$525	$503	$39	$21	$234	$9	$2,194
Provisions (credit) for loan losses	236	83	93	21	30	27	(15)	475
Loans charged-off	(95)	(78)	—	—	—	(42)	(1)	(216)
Recoveries	5	11	—	—	—	9	15	40

Ending balance	$1,009	$541	$596	$60	$51	$228	$8	$2,493

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

4. LOANS (Continued)

	December 31, 2016
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for impaired loans	$19	$31	$—	$—	$—	$—	$3	$53
Allowance for non-impaired loans	990	510	596	60	51	228	5	2,440

Total allowance for loan losses	$1,009	$541	$596	$60	$51	$228	$8	$2,493

Impaired loans	$5,628	$1,349	$4,487	$—	$—	$1,493	$13	$12,970
Non-impaired loans	237,757	74,826	134,459	13,308	10,946	38,455	1,152	510,903

Total loans	$243,385	$76,175	$138,946	$13,308	$10,946	$39,948	$1,165	$523,873

	Year Ended December 31, 2015
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$654	$584	$400	$28	$30	$236	$10	$1,942
Provisions (credit) for loan losses	337	53	103	11	(9)	9	(8)	496
Loans charged-off	(139)	(128)	—	—	—	(27)	(6)	(300)
Recoveries	11	16	—	—	—	16	13	56

Ending balance	$863	$525	$503	$39	$21	$234	$9	$2,194

        The allowance allocated by segment is as follows:

	December 31, 2015
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for impaired loans	$43	$17	$—	$—	$—	$—	$3	$63
Allowance for non-impaired loans	820	508	503	39	21	234	6	2,131

Total allowance for loan losses	$863	$525	$503	$39	$21	$234	$9	$2,194

Impaired loans	$4,224	$1,055	$398	$—	$—	$2,013	$14	$7,704
Non-impaired loans	204,553	75,826	125,384	8,918	4,729	37,204	1,238	457,852

Total loans	$208,777	$76,881	$125,782	$8,918	$4,729	$39,217	$1,252	$465,556

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

4. LOANS (Continued)

        The following is a summary of past due and non-accrual loans at December 31, 2016 and 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
December 31, 2016
Residential real estate:
Residential 1 - 4 family	$625	$587	$738	$1,950	$—	$3,662
Home equity loans and lines of credit	109	547	491	1,147	—	735
Commercial real estate	—	—	130	130	—	238
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	148	18	166	—	18
Consumer	2	—	—	2	—	—

Total	$736	$1,282	$1,377	$3,395	$—	$4,653

December 31, 2015
Residential real estate:
Residential 1 - 4 family	$1,156	$642	$370	$2,168	$—	$3,068
Home equity loans and lines of credit	1,250	239	30	1,519	—	466
Commercial real estate	—	—	239	239	—	239
Commercial	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	—	467	467	—	467
Consumer	123	—	—	123	—	—

Total	$2,529	$881	$1,106	$4,516	$—	$4,240

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

4. LOANS (Continued)

        The following is information pertaining to impaired loans:

	December 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Residential real estate:
Residential 1 - 4 family	$5,493	$5,843	$—	$3,287	$3,459	$—
Home equity loans and lines of credit	1,131	1,151	—	834	834	—
Commercial real estate	4,487	4,487	—	398	398	—
SBA	1,493	1,511	—	2,013	2,032	—

Total	$12,604	$12,992	$—	$6,532	$6,723	$—

Impaired loans with a valuation allowance:
Residential real estate:
Residential 1 - 4 family	$135	$135	$19	$937	$999	$43
Home equity loans and lines of credit	218	218	31	221	201	17
Consumer	13	13	3	14	14	3

Total	$366	$366	$53	$1,172	$1,214	$63

	Year ended December 31, 2016			Year ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(Dollars in thousands)
Residential real estate:
Residential 1 - 4 family	$5,197	$229	$140	$5,482	$156	$110
Home equity loans and lines of credit	1,250	52	23	1,015	49	18
Commercial real estate	1,662	14	2	149	7	7
SBA	2,025	117	1	1,783	128	2
Consumer	13	—	—	18	—	—

Total	$10,147	$412	$166	$8,447	$340	$137

        No additional funds are committed to be advanced in connection with impaired loans at December 31, 2016 and 2015. Of the $1.5 million and $2.0 million of impaired SBA loans at December 31, 2016 and 2015, respectively, guaranteed portions amounted to $1.2 million and $1.7 million, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

4. LOANS (Continued)

        The following is a summary of troubled debt restructurings for the years ended December 31, 2016 and 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands)
Year Ended December 31, 2016
Residential 1 - 4 family	2	$349	$349
Home equity and lines of credit	5	351	351
Commercial real estate	2	4,108	4,108
SBA	1	50	50
Year Ended December 31, 2015
Residential 1 - 4 family	3	$799	$788
Home equity and lines of credit	6	368	368
Commercial real estate	2	268	268
SBA	2	455	455

        The troubled debt restructurings described above had a $19,000 and $2,300 impact to the allowance for loan losses and resulted in no charge offs and $11,000 in charge-offs for the years ended December 31, 2016 and 2015, respectively.

        Troubled debt restructurings totaled $10.9 million and $6.6 million of which $8.3 million and $3.5 million are on accrual at December 31, 2016 and 2015. TDRs of $366,000 had specific reserves of $53,000 at December 31, 2016 and TDRs of $1.2 million had specific reserves of $56,000 at December 31, 2015.

        The terms for loan modifications are determined on a loan-by-loan basis. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a temporary reduction in the interest rate to market rate or below, a change in the terms to grant principal or interest deferments, or movement of past due amounts to the back-end of the loan or refinancing. All deferred payments will be collected at the time of final repayment. For qualifying loans the Bank will permit multiple modifications to a loan if the borrower performs under the modified terms. During the year ended December 31, 2016, the Bank modified 4 loans totaling $4.1 million that were performing troubled debt restructured loans at the time of modification. During the year ended December 31, 2015, the Bank modified seven loans totaling $845,000 that were performing troubled debt restructured loans at the time of modification. These loans are included in the table above and are reported as impaired loans at December 31, 2016 and 2015. Management performs a discounted cash flow calculation to determine the amount of the impairment reserve required on each of the troubled debt restructurings and must exercise judgment to determine the amounts and timing of cash flows. Any impairment reserve required is recorded through the provision for loan losses. TDRs are reported as non-accrual loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

4. LOANS (Continued)

        The following is a summary of troubled debt restructurings that defaulted in the first twelve months after restructure during the years ended December 31, 2016 and 2015:

	Number of Contracts	Recorded Investment
		(In thousands)
Year Ended December 31, 2016
Residential 1 - 4 family	1	$300
Home equity	2	265
Year Ended December 31, 2015
Residential 1 - 4 family	4	$955
Home equity	2	45
SBA	1	9

        The troubled debt restructurings above have specific reserves of $2,000 and $20,000 and resulted in no charge-offs and charge-offs of $16,000 during the years ended December 31, 2016 and 2015, respectively.

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

        Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

4. LOANS (Continued)

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

        The following table presents the Bank's commercial loans by risk rating.

	December 31, 2016
	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Total
	(In thousands)
Pass	$133,660	$13,308	$10,946	$37,430	$195,344
Loans rated 6	667	—	—	1,337	2,004
Loans rated 7	4,619	—	—	1,181	5,800
Loans rated 8	—	—	—	—	—

	$138,946	$13,308	$10,946	$39,948	$203,148

	December 31, 2015
	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Total
	(In thousands)
Pass	$124,029	$8,918	$4,729	$35,981	$173,657
Loans rated 6	75	—	—	1,250	1,325
Loans rated 7	1,678	—	—	1,986	3,664
Loans rated 8	—	—	—	—	—

	$125,782	$8,918	$4,729	$39,217	$178,646

5. LOAN SERVICING

        The Bank has transferred a portion of its originated commercial and SBA loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Bank's accompanying consolidated balance sheets. The Bank and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower's lack of compliance with contractual terms of the loan. The Bank continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2016 and 2015, the Bank was servicing commercial loans for participants aggregating $3.0 million and $4.3 million, respectively. At December 31, 2016 and 2015, the Bank was servicing SBA loans for participants aggregating $12.3 million and $17.2 million, respectively. The Bank sold the guaranteed portion of SBA loans totaling $4.2 million during 2015 for a gain of $328,000. There were no sales of SBA loans in 2016.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

6. PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,
	2016	2015
	(In thousands)
Land	$8,654	$8,654
Buildings and improvements	24,660	23,592
Furniture, fixtures and equipment	6,582	6,312
Leasehold improvements	208	208

	40,104	38,766
Less accumulated depreciation and amortization	(8,678)	(7,359)

	$31,426	$31,407

        Depreciation and amortization expense amounted to $1.3 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively.

        The Bank leases certain facilities and equipment under long-term noncancelable lease commitments. Pursuant to terms of the lease agreements in effect at December 31, 2016, future minimum lease commitments are as follows (in thousands):

2017	$207
2018	199
2019	16
2020	13
2021	7
Thereafter	—

$442

        Rent expense amounted to $205,000 and $173,000 for the years ended December 31, 2016 and 2015, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

7. DEPOSITS

        A summary of deposit balances, by type, is as follows:

	December 31,
	2016	2015
	(In thousands)
Non-interest-bearing demand deposit accounts	$106,962	$95,960
Savings accounts and interest-bearing DDA	105,675	98,133
Money market accounts	70,462	69,036
Club accounts	1,331	1,352

Total non-certificate accounts	284,430	264,481

Term certificates $250,000 or greater	28,984	19,364
Term certificates less than $250,000	133,900	89,674

Total certificate accounts	162,884	109,038

Total deposits	$447,314	$373,519

        A summary of certificate accounts by maturity is as follows:

	December 31, 2016		December 31, 2015
Maturing Periods	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$53,030	1.04%	$51,568	1.29%
Within 2 years	37,617	1.32	20,349	1.43
Within 3 years	8,252	1.36	18,134	1.40
Within 4 years	16,232	1.80	3,847	1.32
Within 5 years	47,753	2.06	15,140	1.79

	$162,884	1.50%	$109,038	1.41%

8. BORROWED FUNDS

        FHLB advances with an original maturity of less than three months amounted to $119.5 million and $115.5 million at December 31, 2016 and 2015, respectively, at a weighted average rate of 0.74% and 0.44%, respectively.

        Long-term FHLB advances as of December 31, 2016 consist of one non-amortizing advance of $1.75 million maturing September 20, 2021 with 0% stated interest rate. The long-term advance was made under the FHLB's Jobs for New England Program. There were no long-term advances outstanding at December 31, 2015.

        At December 31, 2016 and 2015, the Bank has a $6 million available line of credit with the FHLB. There were no amounts outstanding on this line of credit at December 31, 2016 or 2015. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 65% of the

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

8. BORROWED FUNDS (Continued)

carrying value of certain qualifying commercial real estate loans, and 49% of the carrying value of home equity lines of credit.

        At December 31, 2016 and 2015, the Bank has an agreement with the Federal Reserve Bank of Boston for borrowings at the discount window. The terms of this agreement call for the pledging of certain loans as security for any and all obligations of the Bank under this agreement. At December 31, 2016 and 2015, there were no borrowings under this agreement. The Bank had $18.5 million of capacity based on collateral pledged to the Federal Reserve Bank of Boston at December 31, 2016.

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

        Information pertaining to the activity in the Plan is as follows:

	Years ended December 31,
	2016	2015
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,610	$1,779
Interest cost	69	70
Actuarial (gain) loss	21	(115)
Benefits paid	(94)	(124)

Projected benefit obligation at end of year	1,606	1,610

Change in plan assets:
Fair value of plan assets at beginning of year	1,433	1,539
Actual return on plan assets	61	18
Employer contribution	20	—
Benefits paid	(94)	(124)

Fair value of plan assets at end of year	1,420	1,433

Unfunded status at end of year	$186	$177

Accumulated benefit obligation at end of year	$1,606	$1,610

        At December 31, 2016 and 2015, the discount rate used to determine the benefit obligation was 4.15% and 4.34%, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

9. EMPLOYEE BENEFITS (Continued)

        The components of net periodic pension cost are as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Interest cost	$69	$70
Expected return on plan assets	(99)	(106)
Amortization of actuarial loss	51	58
Settlement cost	—	26

	$21	$48

        Certain participants elected to take lump sum payments which resulted in the settlement costs of $26,000 for the year ended December 31, 2015 noted above, since lump sum payments exceeded the sum of the interest and service costs components of the net periodic pension cost. There were no settlement costs during the year ended December 31, 2016. An actuarial loss of $52,000, included in accumulated other comprehensive loss at December 31, 2016, is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2017.

        The assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2016	2015
Discount rate	4.34%	3.95%
Expected return on plan assets	7.00%	7.00%

        In general, the Bank has selected their assumptions with respect to the expected long-term rate of return based on prevailing yields on high quality fixed income investments increased by a premium for equity return expectations.

        Accumulated other comprehensive loss represents the actuarial loss that will be amortized through salary and employee benefits expense, and amounted to $466,000 and $456,000, at December 31, 2016 and 2015, respectively. The related tax benefits of the actuarial loss as of December 31, 2016 and 2015 were $186,000 and $182,000, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

9. EMPLOYEE BENEFITS (Continued)

        The plan assets are all measured at fair value in Level 1 because the values are based on quoted market prices in an active exchange market. The fair values of major categories of pension plan assets are summarized below:

	December 31,
	2016	2015
	(In thousands)
Equity securities:
Domestic mutual funds	$664	$653
Fixed income	438	467
International mutual funds	231	230
International exchange traded funds	56	52
Cash and cash equivalents	31	31

	$1,420	$1,433

        The Bank expects to contribute $8,000 to the plan during the year ending December 31, 2017.

        Estimated future benefit payments are expected to be paid follows:

Years Ending December 31,	Amount
(In thousands)
2017	60
2018	223
2019	66
2020	77
2021	86
Thereafter	565

Deferred Compensation Supplemental Executive Retirement Plan

        The assets related to this DCSERP Plan are $1.1 million and $930,000 at December 31, 2016 and 2015, respectively. The liability for the benefit obligation is reported in accrued expenses and other liabilities in the amount of $1.1 million and $930,000 at December 31, 2016 and 2015, respectively. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at December 31, 2016 and 2015 which is accounted for at its cost basis of $100,000, which is offset in stockholders' equity by the benefit obligation of $100,000. Rabbi Trust shares are considered outstanding shares for both basic and diluted earnings per share. Compensation expense related to this plan was $195,000 and ($59,000) for the years ended December 31, 2016 and 2015, respectively.

        The assets related to the Plan are all considered to be level I trading securities and consist of mutual fund and fixed income securities.

401(k) Plan

        The Bank has a defined contribution 401(k) Salary Deferral Plan (the "Plan") covering substantially all qualified employees. Under the provisions of the Plan, each qualified employee may

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

9. EMPLOYEE BENEFITS (Continued)

contribute up to 15% of total compensation. The Bank matches 100% of up to 5% of the employee's contribution. In addition, the Bank may contribute for each qualified employee an amount equal to 5% of gross compensation less amounts allocated to the ESOP as a discretionary contribution. The Bank's contribution to the Plan was $559,000 and $537,000 for the years ended December 31, 2016 and 2015, respectively.

Incentive Compensation

        At December 31, 2015, the Bank did not have a formal incentive plan but on an annual basis the Board of Directors reviewed Bank performance and authorized bonus amounts at their discretion. Salary and employee benefits expense for the year ended December 31, 2015 includes $237,000 related to discretionary bonuses. On January 28, 2016, the Company and the Bank formally adopted an Annual Incentive Plan ("AIP"), effective January 1, 2016. Participants in the AIP are recommended by the CEO and approved by the Compensation Committee of the Board of Directors. Awards will be allocated based on specific performance goals, and unless the Compensation Committee deems otherwise, awards will not be paid, regardless of performance, if positive net income is not achieved. However, the Compensation Committee will have the ability to make discretionary bonuses to key performers if the AIP does not activate. Salary and benefits expense for the year ended December 31, 2016 includes $280,000 related to the AIP and $35,000 related to discretionary bonuses for other employees.

Supplemental Retirement Agreements

        SERP expense totaled $767,000 and $603,000 for the years ended December 31, 2016 and 2015, respectively. The weighted average discount rate used to determine the SERP cost for the year ended December 31, 2016 was 3.36%. At December 31, 2016 and 2015, the accrued liability related to the SERP was $1.9 million and $1.2 million, respectively.

Employee Stock Ownership Plan

        The Corporation maintains an Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Corporation stock. This plan is a tax-qualified retirement plan for the benefit of all Corporation employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

        The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation's common stock at the Conversion date. As of December 31, 2016, the ESOP holds 395,219 shares, or 9% of the common stock outstanding on that date. The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal, which is 3.50% per annum for the loan payment at December 31, 2016 and has adjusted to 3.75% in 2017. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends if paid in the future on unallocated shares will be used to repay the outstanding debt of the ESOP then due. If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

9. EMPLOYEE BENEFITS (Continued)

deemed to be general earnings of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

        Shares held by the ESOP include the following:

December 31, 2016
Allocated	47,512
Distributions/sales	(715)
Committed to be allocated	—
Unallocated	348,422

395,219

        The fair value of unallocated shares was approximately $5.5 million at December 31, 2016. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2016 and 2015 was $206,000 and $179,000.

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

10. OTHER STOCK-BASED COMPENSATION

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

        In February 2016, the Compensation Committee of the Board of Directors authorized the grant of 91,225 options at a strike price of $12.41 and 39,045 shares of restricted stock to directors and certain key senior executives. The options and the restricted stock both vest over a five year period, at a rate of 20% per year. The $12.41 fair value of the restricted stock is based on the closing price of the Company's common stock on the date of the grant. The holders of restricted stock participate fully in

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

10. OTHER STOCK-BASED COMPENSATION (Continued)

rewards of stock ownership of the Company, and dividend rights when vested. Restricted stock expense for the year ended December 31, 2016 was $85,000. At December 31, 2016, there was $400,000 of unrecognized salary and employee benefits cost related to restricted stock which is expected to be recognized over a period of 4.1 years. The grant-date fair value of stock options of $2.59 was estimated using the Black-Scholes Option-Pricing Model. Stock option expense for the year ended December 31, 2016 was $41,000. At December 31, 2016, there was $195,000 of unrecognized salary and employee benefits cost related to stock options which is expected to be recognized over a period of 4.1 years. The number of shares reserved for future issuance totaled 562,615 at December 31, 2016.

        The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

2016
Risk-free interest rate	1.56%
Expected term	8 years
Expected stock price volatility	13.52%
Dividend yield	0.00%

        A summary of the stock option activity in the EIP plan for 2016 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—	—	$—
Granted	91,225	12.41	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of year	91,225	$12.41	9.1	$295,569

Fully vested and expected to vest	91,225	$12.41	9.1	$295,569

        There were no stock options exercisable as of December 31, 2016. There were no stock options granted at December 31, 2015.

        A summary of changes in nonvested restricted stock for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	—	$—
Granted	39,045	12.41
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2016	39,045	$12.41

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

11. OFF-BALANCE SHEET ACTIVITIES AND MORTGAGE BANKING

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

        The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2016	2015
	(In thousands)
Commitments to originate loans for portfolio	$18,461	$14,905
Commitments to originate loans to be sold	24,161	13,142
Commitments to purchase loans from third parties	4,236	5,988
Unfunded commitments under home equity lines of credit	53,342	51,639
Unfunded commitments under commercial lines of credit	14,730	11,542
Unfunded commitments under SBA lines of credit	4,106	4,340
Unfunded commitments under overdraft lines of credit	180	181
Unadvanced funds on construction loans	5,735	7,225

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

Loans Sold with Recourse Obligations

        The Bank sells certain loans on a servicing-released basis to investors pursuant to contracts which include limited recourse provisions whereby the Bank would be required to repurchase loans and/or refund premiums in the event a borrower defaults or prepays generally on any of the first four payments due. At December 31, 2016 and 2015, the premiums received on loans sold that were subject to refund provisions amounted to $1.9 million and $1.3 million, respectively. The contracts also include repurchase obligation provisions for fraud or misrepresentation. The Bank repurchased $830,000 in loans and refunded premiums of $46,000 under these agreements during 2015. No loans were

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

11. OFF-BALANCE SHEET ACTIVITIES AND MORTGAGE BANKING (Continued)

repurchased in 2016, and the Bank refunded $37,000 in premiums in 2016. No liability has been recorded in the consolidated financial statements related to these recourse obligations.

Mortgage Banking

        At December 31, 2016, the Bank had $24.3 million of interest rate lock commitments to borrowers and loans held for sale of $23.2 million with $41.9 million of forward commitments for the future delivery of residential mortgage loans. Included in the forward commitments total are open TBAs with a notional amount of $15.3 million, mandatory delivery contracts with a notional amount of $7.4 million, and best efforts contracts with a notional amount of $19.3 million. The Bank has $8.5 million of closed hedge instruments that are not settled at December 31, 2016.

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

        The following table presents the fair values of derivative instruments and forward loan sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2016
Derivative loan commitments:
Commitments hedged with best efforts	Other assets	$255	N/A	$—
Commitments hedged with TBA	Other assets	311	N/A	—

Total derivative commitments		566	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	N/A	—	Other liabilities	125
Loans held for sale	Other assets	77	N/A	—

Total best efforts contracts		77		125
Mandatory delivery contracts	N/A	—	Other liabilities	37
TBA securities	N/A	—	Other liabilities	57

Total forward loan sale commitments		77		219

Total derivative loan and forward loan sale commitments		$643		$219

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

11. OFF-BALANCE SHEET ACTIVITIES AND MORTGAGE BANKING (Continued)

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

Interest Rate Risk Management—Derivative Instruments not Designated as Hedging Instruments

        The following table presents information pertaining to the gains and losses on Bank's derivative instruments and forward commitments to sell loans not designated as hedging instruments:

		Years Ended December 31,
	Location of Gain/(Loss)
		2016	2015
		(In thousands)
Derivative loan commitments—best efforts	Net gain on sales of loans and other mortgage banking income	$93	$64
Derivative loan commitments—TBA	Net gain on sales of loans and other mortgage banking income	256	55
Best efforts contracts	Net gain on sales of loans and other mortgage banking income	127	(79)
Mandatory delivery contracts	Net gain on sales of loans and other mortgage banking income	(40)	3
TBA securities	Net gain on sales of loans and other mortgage banking income	(52)	(5)

Total		$384	$38

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

11. OFF-BALANCE SHEET ACTIVITIES AND MORTGAGE BANKING (Continued)

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

Legal and Other Loss Contingencies

        Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank's consolidated financial statements at December 31, 2016 and 2015.

12. LOANS TO RELATED PARTIES

        Information pertaining to loans to directors, executive officers and their associates is as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Balance at beginning of year	$1,082	$1,307
Principal additions	780	238
Principal payments	(467)	(463)

Balance at end of year	$1,395	$1,082

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

13. INCOME TAXES

        Allocation of income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Current tax expense:
Federal	$1,804	$688
State	583	210

	2,387	898

Deferred tax (benefit) expense:
Federal	31	107
State	(137)	148

	(106)	255

Total income tax expense	$2,281	$1,153

        The reasons for the differences between the statutory federal income tax expense and the actual tax expense are summarized as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Statutory tax expense at 34%	$1,962	$945
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	294	236
Other, net	25	(28)

	$2,281	$1,153

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

13. INCOME TAXES (Continued)

        The tax effects of each item that give rise to deferred taxes are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$994	$877
Employee benefits	1,409	969
Non-accrual interest	61	100
Defined benefit pension plan	186	182
Charitable contribution carryforwards	318	542
Organization costs	122	133
Impairment on real estate held for sale	—	472
Other, net	48	25

Total deferred tax assets	3,138	3,300

Deferred tax liabilities:
Premises and equipment, net	(611)	(639)
Net deferred loan costs	(1,288)	(1,536)
Mortgage derivatives	(259)	(216)
Other, net	(55)	(94)

Total deferred tax liabilities	(2,213)	(2,485)

Deferred tax asset, net	$925	$815

        A summary of the change in deferred taxes is as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Balance at beginning of year	$815	$1,114
Deferred tax (expense) benefit	106	(255)
Unrealized gain/loss pertaining to defined benefit pension plan	4	(44)

Balance at end of year	$925	$815

        The Bank has a net deferred tax asset of $318,000 relating to charitable contribution carry forwards that must be utilized by the income tax year ending December 31, 2019. Charitable contributions are generally limited to a ten percent of taxable income deduction. At December 31, 2016 and 2015, the Bank has no ASC 740-10 unrecognized tax benefits. The Bank does not expect the total amount of the unrecognized tax benefits to significantly increase within the next twelve months. The Bank's income tax returns are subject to review and examination by federal and state taxing authorities. The Bank is subject to U.S. federal income tax as well as income tax in various state taxing jurisdictions. The Bank is no longer subject to examination by federal and state taxing authorities for years prior to the year ended December 31, 2013.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

14. EARNINGS PER COMMON SHARE

        Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There were 4,000 and no potentially dilutive common stock equivalents as of December 31, 2016 and 2015. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

        The factors used in the earnings per share computation are as follows for the years ended December 31:

	2016	2015
	(in thousands)
Net income applicable to common stock	$3,489	$1,628

Weighted average common shares outstanding	4,597	4,901
Less: Average unallocated ESOP shares	356	372

Weighted average number of common shares outstanding—basic	4,241	4,529
Dilutive impact of stock options	—	—
Dilutive impact of restricted stock	4	—

Weighted average number of common shares outstanding—diluted	4,245	4,529

Earnings per share—basic	$0.82	$0.36

Earnings per share—diluted	$0.82	$0.36

        The incremental shares of common stock totaling 5,702 shares pertaining to outstanding stock options were not considered in computing diluted earnings per share for the year ended December 31, 2016 because they were anti-dilutive. There were no stock options granted for the year ended December 31, 2015 and as such, there was no impact on dilutive earnings per share.

15. STOCK REPURCHASE PROGRAMS

        In January 30, 2015, the Corporation authorized a program to repurchase, from time to time and as market and business conditions warrant, up to 247,459 shares of the Corporation's common stock. During the year ended December 31, 2016 and 2015, 120,559 shares and 126,900 shares were repurchased at a cost of $1.6 million and $1.5 million, respectively. Shares repurchased of 71,659 during the year ended December 31, 2016 were repurchased from one stockholder at a price of $13.00 per share. On May 19, 2016, the Corporation announced it had completed this first stock repurchase program.

        In May, 2016, the Corporation authorized a program to repurchase, from time to time and as business conditions warrant, up to 235,086 shares of the Corporation's common stock. During the year ended December 31, 2016, 235,086 shares were repurchased for a cost of $3.1 million. The 235,086 shares were repurchased from one stockholder at a price of $13.00 per share. On June 14, 2016, the Corporation announced it had completed this second stock repurchase program.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

15. STOCK REPURCHASE PROGRAMS (Continued)

        In November, 2016, the Corporation authorized a program to repurchase, from time to time and as business conditions warrant, up to 223,331 shares of the Corporation's common stock. During the year ended December 31, 2016, 102,583 shares were repurchased under this third stock repurchase program.

16. MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

        In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2016, the capital conservation buffer is 0.625% of risk-weighted assets.

        Management believes, as of December 31, 2016 and 2015, that the Bank meet all capital adequacy requirements to which it is subject.

        As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

16. MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

        The Bank's actual and minimum required capital amounts at December 31, 2016 and 2015 are as follows:

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital for Adequacy with Capital Buffer		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk weighed assets)	$59,722	13.373%	$35,728	8.00%	$38,519	8.625%	$44,660	10.000%
Tier 1 Capital (to risk weighed assets)	57,229	12.814	26,796	6.00	29,587	6.625	35,728	8.000
Common Equity Tier 1 (to risk weighed assets)	57,229	12.814	20,097	4.50	22,888	5.125	29,029	6.500
Tier 1 Leverage Capital (to average assets)	57,229	9.034	25,339	4.00	N/A	N/A	31,673	5.000
December 31, 2015
Total Capital (to risk weighed assets)	$55,355	13.03%	$33,993	8.00%	N/A	N/A	$42,491	10.00%
Tier 1 Capital (to risk weighed assets)	53,161	12.51	25,495	6.00	N/A	N/A	33,993	8.00
Common Equity Tier 1 (to risk weighed assets)	53,161	12.51	19,121	4.50	N/A	N/A	27,619	6.50
Tier 1 Leverage Capital (to average assets)	53,161	10.06	24,148	4.00	N/A	N/A	26,435	5.00

        On April 9, 2015, the Board of Governors of the Federal Reserve System issued the Final Rule to implement Public law 113-250 enacted on December 18, 2014 that updates the Small Bank Holding Company Policy Statement ("Policy Statement"), which became effective in May 2015. Pursuant to the Policy Statement, capital rules and reporting requirements will not apply to the small bank holding companies (defined as less than $1.0 billion in assets) which meet the following criteria: (1) not engaged in significant non-bank activities; (2) no significant off-balance sheet activities conducted through a non-bank subsidiary, and (3) no material amount of SEC registered debt or equity securities outstanding (other than trust preferred). The Bank is subject to the capital rules and reporting requirements, though the holding company is exempt.

17. FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy

        The Bank groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

        Accrued interest receivable—The carrying amounts of accrued interest receivable approximates fair value.

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

        Accrued interest payable—The carrying amounts of accrued interest payable approximates fair value.

        Off-balance sheet credit-related instruments—Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

        The estimates of fair value of financial instruments were based on information available at December 31, 2016 and 2015 and are not indicative of the fair value of those instruments as of the date of this report. These estimates do not include any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular instrument. The fair value of the Corporation's time deposit liabilities do not take into consideration the value of the Corporation's long-term relationships with depositors, which may have significant value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        At December 31, 2016 and 2015, there are no assets or liabilities measured at fair value on a recurring basis other than loans held for sale, mortgage derivatives and forward commitments to sell loans. See Note 11.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

        The following table shows significant unobservable inputs used in the recurring fair value measurements of Level 3 assets and liabilities:

Measurements	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2016
Derivative loan commitments	$566	Investor pricing	Pull-through rate	75.1% - 100%
Forward loan sale commitments:
Best efforts contracts—hedging commitments	(125)	Investor pricing	Pull-through rate	82.5% - 100%
Best efforts contracts—hedging loans held for sale	77	Investor pricing	Pull-through rate	82.5% - 100%
December 31, 2015
Derivative loan commitments	$217	Investor pricing	Pull-through rate	79.6% - 100%
Forward loan sale commitments:
Best efforts contracts—hedging commitments	(49)	Investor pricing	Pull-through rate	82.5% - 100%
Best efforts contracts—hedging loans held for sale	(126)	Investor pricing	Pull-through rate	82.5% - 100%

        The table below presents (in thousands), for the years ended December 31, 2016 and 2015, the changes in Level 3 assets and liabilities, consisting of derivative loan and forward sale commitments, that are measured on a recurring basis. There were no transfers between levels during the periods presented.

	2016	2015
Balance at beginning of year	42	2
Gains (loss) arising during the period	7	—
Gains (loss) on new commitments during the period	518	42
Reclassifications of realized gains on settled commitments	(49)	(2)

Balance at end of year	$518	$42

Assets Measured at Fair Value on a Non-recurring Basis

        The Bank may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

adjustment and the carrying value of the related individual assets as of December 31, 2016 and 2015. The losses represent the amount of write-downs during the year on assets held at year end.

	December 31, 2016			Year Ended December 31, 2016
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Foreclosed real estate	$—	$—	$422	$—
Impaired loans	—	—	558	116

	$—	$—	$980	$116

	December 31, 2015			Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Foreclosed real estate	$—	$—	$710	$46
Impaired loans	—	—	1,176	(47)
Real estate held for sale	—	3,305	—	581

	$—	$3,305	$1,886	$580

        Losses applicable to impaired loans are estimated using the appraised value of the underlying collateral, discounted as necessary due to management's estimates of changes in market conditions, less selling costs. The loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses. Impaired loans of $558,000, net of specific reserves of $23,000, resulted in a provision of $116,000 for December 31, 2016, and impaired loans of $1.2 million, net of specific reserves of $15,000, resulted in a credit provision of $47,000 for 2015.

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

        There are no liabilities measured at fair value on a non-recurring basis at December 31, 2016 or 2015.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

        The following table shows significant unobservable inputs used in the non-recurring fair value measurements of Level 3 assets:

Measurements	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2016
Foreclosed real estate	$422	Discounted appraisals	Collateral discounts	5 - 30%
Impaired loans	558	Discounted appraisals	Collateral discounts	5 - 30%
December 31, 2015
Foreclosed real estate	$710	Discounted appraisals	Collateral discounts	5 - 30%
Impaired loans	1,176	Discounted appraisals	Collateral discounts	5 - 30%

        As of December 31, 2016 and 2015, the aggregate fair value, contractual balance and gain or loss on loans held for sale, at fair value was as follows:

	2016	2015
	(in thousands)
Aggregate fair value	$23,157	$18,952
Contractual balance	22,714	18,268
Gain	443	684

        The total amount of gains and losses from changes in fair value included in earnings for the year ended December 31, 2016 and 2015 for loans held for sale were $(241,000) and $684,000.

Assets Measured at Fair Value on a Non-recurring Basis

        The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Bank's financial instruments as of December 31, 2016 and 2015. The tables exclude derivatives.

	December 31, 2016
			Fair Value Measurements
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalent	$44,658	$44,658	$44,658	$—	$—
Loans, net of allowance for loan losses	525,215	525,822	—	—	525,822
Loans held for sale	23,157	23,157	—	23,157	—
FHLB stock	6,184	N/A	N/A	N/A	N/A
Accrued interest receivable	1,598	1,598	—	—	1,598
Financial liabilities:
Non-certificate accounts	284,430	284,430	284,430	—	—
Certificate accounts	162,884	163,145	—	163,145	—
Borrowed funds	121,250	121,053	—	121,053	—
Accrued interest payable	40	40	—	40	—

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

	December 31, 2015
			Fair Value Measurements
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$18,322	$18,322	$18,322	$—	$—
Certificates of deposit	6,074	6,074	6,074	—	—
Loans, net of allowance for loan losses	467,023	471,245	—	—	471,245
Loan held for sale	18,952	18,952	—	18,952	—
FHLB stock	5,283	N/A	N/A	N/A	N/A
Accrued interest receivable	1,414	1,414	—	—	1,414
Financial liabilities:
Non-certificate accounts	264,481	264,481	264,481	—	—
Certificate accounts	109,038	109,423	—	109,423	—
Borrowed funds	115,500	115,495	—	115,495	—
Accrued interest payable	24	24	—	24	—

18. PARENT COMPANY FINANCIAL STATEMENTS

        Condensed financial information relative to the Parent Company's balance sheets at December 31, 2016 and 2015 and the related statements of net income and loss and cash flows for the year ended December 31, 2016 and 2015 are presented below. The statement of stockholders' equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.

BALANCE SHEETS

	December 31 2016	December 31 2015
	(in thousands)
Assets
Cash	$7,632	$7,650
Certificates of Deposit	—	6,074
Investments in subsidiaries	57,288	53,471
Note receivable from subsidiary	3,633	3,741
Other assets	29	12

Total assets	$68,582	$70,948

Liabilities and stockholders' equity
Other liabilities	$10	$26
Stockholders' equity	68,572	70,922

Total liabilities and stockholders' equity	$68,582	$70,948

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016 and 2015

18. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF NET INCOME (LOSS)

	Year-ended December 31	Year-ended December 31
	2016	2015
	(in thousands)
Income
Interest income	$205	$225
Expenses
Other expenses	208	229

Loss before income tax benefit and equity in undistributed income of subsidiaries	(3)	(4)
Income tax benefit	(1)	(1)

Loss of parent company	(2)	(3)

Equity in undistributed income of subsidiaries	3,491	1,631

Net income	$3,489	$1,628

STATEMENTS OF CASH FLOWS

	Year-ended December 31	Year-ended December 31
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$3,489	$1,628
Adjustments to reconcile net loss to cash used in operating activities
Change in other assets	(17)	225
Change in other liabilities	(16)	25
Equity in undistributed income of subsidiaries	(3,491)	(1,631)

Net cash provided by (used in) operating activities	(35)	247
Cash flows used in investing activities:
Purchase of and increase in certificates of deposit	(25)	(3,058)
Maturities of certificates of deposit	6,099	—
Change in note receivable from subsidiary, net	108	108

Net cash provided by (used in) investing activities	6,182	(2,950)
Cash flows used in financing activities:
Repurchase of common stock	(6,165)	(1,455)

Net cash used in financing activities	(6,165)	(1,455)

Net decrease in cash and cash equivalents	(18)	(4,158)
Cash and cash equivalents at the beginning of the year	7,650	11,808

Cash and cash equivalents at the end of the year	$7,632	$7,650

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable

Item 9A.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company (non-accelerated filer) to provide only management's report in this annual report.

  (c)
  Changes in internal controls

        There were no significant changes made in our internal control over financial reporting during the Company's fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The "Proposal I—Election of Directors" section of the Company's definitive proxy statement for the Company's 2017 Annual Meeting of Shareholders (the "2017 Proxy Statement") is incorporated herein by reference.

Item 11.    Executive Compensation

        The "Proposal I—Election of Directors" section of the Company's 2017 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The "Proposal I—Election of Directors" section of the Company's 2017 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The "Transactions with Certain Related Persons" section of the Company's 2017 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The "Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm" Section of the Company's 2017 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)  Financial Statements

        The following are filed as a part of this report by means of incorporation by reference to Coastway Bancorp, Inc.'s 2016 Annual Report to Stockholders:

  (A)
  Report of Independent Registered Public Accounting Firm

  (B)
  Consolidated Balance Sheets—at December 31, 2016 and 2015

  (C)
  Consolidated Statements of Income—Years ended December 31, 2016 and 2015

  (D)
  Consolidated Statements of Comprehensive Income—Years ended December 31, 2016 and 2015

  (E)
  Consolidated Statements of Cash Flows—Years ended December 31, 2016 and 2015

  (F)
  Notes to Consolidated Financial Statements.

(a)
(2)  Financial Statement Schedules

        None.

(a)
(3)  Exhibits

3.1	Articles of Incorporation of Coastway Bancorp, Inc.(1)
3.2	Bylaws of Coastway Bancorp, Inc.(2)
3.3	Articles of Amendment to the Articles of Incorporation of Coastway Bancorp, Inc.(3)
4	Form of Common Stock Certificate of Coastway Bancorp, Inc.(4)
10.1	Employment Agreement between Coastway Community Bank and William A. White, and amendment(5)
10.2	Form of Coastway Community Bank Change in Control Severance Plan(6)
10.3	Supplemental Executive Retirement Plan for William A. White(7)
10.4	Supplemental Executive Retirement Plan for Certain Executives(8)
10.5	2015 Equity Incentive Plan(9)
10.6	Annual Incentive Plan(11)
13	Annual Report to Stockholders
21	Subsidiaries of Registrant(10)
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (v) the notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

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

(11)
Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Coastway Bancorp, Inc. (file no. 001-36263), originally filed with the Securities and Exchange Commission on March 15, 2016.

Item 16.    Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTWAY BANCORP, INC.
Date: March 16, 2017	By:	/s/ WILLIAM A. WHITE William A. White President and Chief Executive Officer (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM A. WHITE William A. White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017
/s/ JEANETTE FRITZ Jeanette Fritz	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2017
/s/ MARK E. CREVIER Mark E. Crevier	Chairman of the Board	March 16, 2017
/s/ PHILLIP KYDD Phillip Kydd	Vice Chairman of the Board	March 16, 2017
/s/ LYNDA DICKINSON Lynda Dickinson	Director	March 16, 2017
/s/ DAVID P. DISANTO David P. DiSanto	Director	March 16, 2017
/s/ FRANCIS X. FLAHERTY Hon. Francis X. Flaherty	Director	March 16, 2017
/s/ JAMES P. FIORE James P. Fiore	Director	March 16, 2017

Signatures	Title	Date

/s/ DENNIS M. MURPHY Dennis M. Murphy	Director	March 16, 2017
/s/ DEBRA M. PAUL Debra M. Paul	Director	March 16, 2017
/s/ MALCOLM G. CHACE, JR. Malcolm G. Chace, Jr.	Director	March 16, 2017
/s/ ANGELO P. LOPRESTI Angelo P. Lopresti	Director	March 16, 2017