Form 10-Q
period 2017-03-31
Coastway Bancorp, Inc.
filed 2017-05-04
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO                 .

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

As of May 1, 2017 there were 4,392,441 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except per share amounts)	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and due from banks	$2,527	$2,946
Interest-earning deposits	39,275	41,712
Total cash and cash equivalents	41,802	44,658
Federal Home Loan Bank stock, at cost	5,673	6,184
Loans, net of allowance for loan losses of $2,559 and $2,493, respectively	534,086	525,215
Loans held for sale	6,235	23,157
Premises and equipment, net	31,458	31,426
Accrued interest receivable	1,590	1,598
Foreclosed real estate	422	422
Bank-owned life insurance	4,490	4,452
Net deferred tax asset	1,039	925
Other assets	6,185	6,154
Total assets	$632,980	$644,191

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$350,668	$340,352
Non-interest-bearing	105,982	106,962
Total deposits	456,650	447,314
Borrowed funds	101,250	121,250
Accrued expenses and other liabilities	6,134	7,055
Total liabilities	564,034	575,619

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,396,941 and 4,403,096 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	44	44
Additional paid-in capital	39,879	40,107
Retained earnings	32,748	32,186
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,445)	(3,485)
Accumulated other comprehensive loss	(280)	(280)
Total stockholders’ equity	68,946	68,572
	$632,980	$644,191

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Interest income:
Interest and fees on loans	$5,462	$4,950
Other interest income	151	73
Total interest income	5,613	5,023
Interest expense:
Interest on deposits	706	486
Interest on borrowed funds	226	144
Total interest expense	932	630
Net interest income	4,681	4,393
Provision for loan losses	60	109
Net interest income after provision for loan losses	4,621	4,284
Non-interest income:
Customer service fees	832	770
Net gain on sales of loans, and other mortgage banking income	818	884
Bank-owned life insurance income	38	32
Other income	59	46
Total non-interest income	1,747	1,732
Non-interest expenses:
Salary and employee benefits	2,959	2,711
Occupancy and equipment	872	816
Data processing	474	400
Professional fees	222	199
Deposit servicing	241	209
Foreclosed real estate	7	16
FDIC insurance assessment	78	97
Advertising	101	47
Other general and administrative	491	456
Total non-interest expenses	5,445	4,951
Income before income taxes	923	1,065
Income tax expense	361	426
Net income and comprehensive income	$562	$639

Weighted average common shares outstanding — basic	4,013,967	4,439,846
Weighted average common shares outstanding — diluted	4,031,347	4,440,276

Per share information:
Basic earnings per common share	$0.14	$0.14
Diluted earnings per common share	$0.14	$0.14

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Compensation-	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2016	4,403,096	$44	$40,107	$32,186	$(3,485)	$(280)	$68,572
Net income	—	—	—	562	—	—	562
Common stock repurchased	(14,700)	—	(253)	—	—	—	(253)
Stock-based compensation, net of awards surrendered	8,545	—	(2)	—	—	—	(2)
ESOP shares committed to be allocated (3,959 shares)	—	—	27	—	40	—	67
Balance at March 31, 2017	4,396,941	$44	$39,879	$32,748	$(3,445)	$(280)	$68,946

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$562	$639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	109
Loans originated for sale	(39,350)	(33,905)
Loans sold	57,149	40,978
Gain on sale of mortgage loans, net	(877)	(798)
Amortization of deferred loan costs	259	226
Loss on sale of real estate held for sale	—	11
Depreciation and amortization expense	356	320
Income from Bank-owned life insurance	(38)	(32)
Deferred income tax expense (benefit)	(114)	507
ESOP expense	67	50
Stock-based compensation, net of awards surrendered	(2)	18
Net change in:
Accrued interest receivable	8	(116)
Other, net	(952)	1,098
Net cash provided by operating activities	17,128	9,105
Cash flows from investing activities:
Purchase of and increases in certificates of deposit	—	(10)
Purchase of FHLB stock	—	(317)
Redemption of FHLB stock	511	100
Loan originations, net of principal payments	(3,992)	(16,678)
Purchase of loans from third party originators	(5,198)	(7,737)
Proceeds from the sale of real estate held for sale	—	3,294
Purchases of premises and equipment	(388)	(391)
Net cash used by investing activities	(9,067)	(21,739)
Cash flows from financing activities:
Net increase in deposits	9,336	2,459
Net change in short-term borrowed funds	(20,000)	5,500
Repurchase of common stock	(253)	(628)
Net cash provided (used) by financing activities	(10,917)	7,331

Net change in cash and cash equivalents	(2,856)	(5,303)
Cash and cash equivalents at beginning of period	44,658	18,322
Cash and cash equivalents at end of period	$41,802	$13,019
Supplemental cash flow information:
Interest paid on deposits	$705	$485
Interest paid on borrowed funds	208	140
Income taxes paid	25	475

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

The unaudited consolidated financial statements of the Corporation presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the SEC for quarterly reports on Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The results of operations for interim periods are not necessarily indicative of results for the full year or any other interim period. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Corporation’s annual report on Form 10-K.

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

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of March 31, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard.  The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2018.  During 2016, the FASB issued further implementation guidance regarding revenue recognition.  This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters.  The Corporation does not expect the adoption of this guidance will have a significant impact on the Corporation’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Under the new guidance, a lessee will be required to recognize right to use assets and lease liabilities for leases with lease terms of more than 12 months.  However, unlike current Generally Accepted Accounting Principles (GAAP) — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet.

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

For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  For private companies and emerging growth companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early adoption is permitted for any organization in any interim or annual period.  This standard will be effective for the Corporation for the year ended December 31, 2018.  The Corporation early adopted the standard as of January 1, 2017, and the impact of adoption was not material.  The standard adds volatility in the effective tax rate.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(2)         Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Residential real estate mortgage loans:
1-4 family	$255,929	$243,385
Home equity loans and lines of credit	74,369	76,175
Total residential real estate mortgage loans	330,298	319,560

Commercial:
Commercial real estate	135,506	138,946
Commercial business	13,512	13,308
Commercial construction	12,299	10,946
SBA	39,968	39,948
Consumer	1,159	1,165
Total loans	532,742	523,873

Allowance for loan losses	(2,559)	(2,493)
Net deferred loan costs	3,903	3,835
Loans, net	$534,086	$525,215

Residential one- to four-family loans of $255.9 million at March 31, 2017 and $243.4 million at December 31, 2016 include purchased loans which were individually underwritten based on the Bank’s credit standards, totaling $70.1 million and $67.5 million at March 31, 2017 and December 31, 2016, respectively.  During the three months ended March 31, 2017 and 2016, the Bank purchased $5.1 million and $7.6 million of loans at a cost of $5.2 million and $7.7 million, respectively.  The loans purchased from third parties are located in New England, primarily Massachusetts.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Currently, under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans to borrowers that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.  Guaranteed portions of SBA loans totaled $25.8 million and $25.9 million at March 31, 2017 and December 31, 2016, respectively.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three and five year periods; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2017 and the year ended December 31, 2016.

The Corporation evaluates the need for a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses.  Factors in identifying a specific problem loan and the need for a specific allowance include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.  In addition, for loans secured by real estate, the Corporation considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage when evaluating the need for a specific allowance on loans determined to be impaired.

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

Loans not meeting the criteria above that are analyzed individually as part of the above process are considered to be pass-rated loans.

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

The following table presents the credit risk profile by internally assigned risk rating category at the dates indicated:

	March 31, 2017
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Pass	$130,168	$13,512	$12,299	$38,379	$194,358
Loans rated 6	856	—	—	448	1,304
Loans rated 7	4,482	—	—	1,141	5,623
Loans rated 8	—	—	—	—	—
	$135,506	$13,512	$12,299	$39,968	$201,285

	December 31, 2016
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Pass	$133,660	$13,308	$10,946	$37,430	$195,344
Loans rated 6	667	—	—	1,337	2,004
Loans rated 7	4,619	—	—	1,181	5,800
Loans rated 8	—	—	—	—	—
	$138,946	$13,308	$10,946	$39,948	$203,148

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

The following table presents past due loans as of the dates indicated.

March 31, 2017

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
1-4 family	$420	$704	$543	$1,667	$—	$3,424
Home equity loans and lines of credit	177	80	110	367	—	720
Commercial real estate	108	—	—	108	—	108
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	17	—	—	17	—	—
Consumer	—	—	—	—	—	—
Total gross loans	$722	$784	$653	$2,159	$—	$4,252

December 31, 2016

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
1-4 family	$625	$587	$738	$1,950	$—	$3,662
Home equity loans and lines of credit	109	547	491	1,147	—	735
Commercial real estate	—	—	130	130	—	238
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	148	18	166	—	18
Consumer	2	—	—	2	—	—
Total gross loans	$736	$1,282	$1,377	$3,395	$—	$4,653

The balance of loans on non-accrual at March 31, 2017 and December 31, 2016 exceeds loans past due, due to a combination of loans that are current, but that have been modified in a troubled debt restructuring and/or loans for which future payments are not reasonably assured.

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

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

March 31, 2017

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
1-4 family	$5,939	$5,589	$5,589	$—	$—
Home equity loans & lines of credit	1,756	1,736	1,519	217	31
Commercial real estate	4,350	4,350	4,350	—	—
SBA	1,447	1,447	1,447	—	—
Consumer	13	13	—	13	3
Total	$13,505	$13,135	$12,905	$230	$34

December 31, 2016

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
1-4 family	$5,978	5,628	5,493	135	19
Home equity loans & lines of credit	1,369	1,349	1,131	218	31
Commercial real estate	4,487	4,487	4,487	—	—
SBA	1,511	1,493	1,493	—	—
Consumer	13	13	—	13	3
Total	$13,358	12,970	12,604	366	53

Of the $1.4 million and $1.5 million of impaired SBA loans at March 31, 2017 and at December 31, 2016, respectively, guaranteed portions of such loans amounted to $1.2 million at both March 31, 2017 and December 31, 2016.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$5,607	$53	$4,384	$36
Home equity loans & lines of credit	1,658	26	1,234	13
Commercial real estate	4,386	48	397	3
SBA	1,466	23	2,017	39
Consumer	13	—	14	—
Total	$13,130	$150	$8,046	$91

Troubled Debt Restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss. Total TDR loans, included in impaired loans as of March 31, 2017 and December 31, 2016 were $11.1 million and $10.9 million, respectively.  No additional funds are committed to be advanced in connection with TDR loans.  TDR loans on accrual status amounted to $8.9 million and $8.3 million at March 31, 2017 and December 31, 2016, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Home equity	4	$399	$399
Total	4	$399	$399

The troubled debt restructurings described above had no impact to the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2017.

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	1	$108
Home equity	1	$74
Commercial real estate	2	$4,108
Total	4	$4,290

The troubled debt restructuring agreements described above resulted in no charge-offs during the three months ended March 31, 2017.

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

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended March 31, 2017

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2016	$1,009	$541	$596	$60	$51	$228	$8	$2,493
Provision (credit)	24	(9)	33	4	10	—	(2)	60
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	3	2	6
Allowance at March 31, 2017	$1,033	$533	$629	$64	$61	$231	$8	$2,559

Three Months Ended March 31, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2015	$863	$525	$503	$39	$21	$234	$9	$2,194
Provision (credit)	63	1	24	12	10	3	(4)	109
Loans charged-off	(20)	(5)	—	—	—	—	—	(25)
Recoveries	—	1	—	—	—	1	3	5
Allowance at March 31, 2016	$906	$522	$527	$51	$31	$238	$8	$2,283

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

March 31, 2017

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$—	$31	$—	$—	$—	$—	$3	$34
Allowance for non-impaired loans	1,033	502	629	64	61	231	5	2,525
Total	$1,033	$533	$629	$64	$61	$231	$8	$2,559
Impaired loans	$5,589	$1,736	$4,350	$—	$—	$1,447	$13	$13,135
Non-impaired loans	250,340	72,633	131,156	13,512	12,299	38,521	1,146	519,607

Total loans	$255,929	$74,369	$135,506	$13,512	$12,299	$39,968	$1,159	$532,742

December 31, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$19	$31	$—	$—	$—	$—	$3	$53
Allowance for non-impaired loans	990	510	596	60	51	228	5	2,440
Total	$1,009	$541	$596	$60	$51	$228	$8	$2,493
Impaired loans	$5,628	$1,349	$4,487	$—	$—	$1,493	$13	$12,970
Non-impaired loans	237,757	74,826	134,459	13,308	10,946	38,455	1,152	510,903

Total loans	$243,385	$76,175	$138,946	$13,308	$10,946	$39,948	$1,165	$523,873

(3)         Employee Benefits

Deferred Compensation Supplemental Executive Plan

The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan (“DCSERP”) with a senior executive.  The DCSERP allows the executive to invest all or a portion of the deferred compensation in Corporation Stock, provided that such stock will only be settled in Corporation Stock.  The assets invested in bonds, which are held in a Rabbi Trust, related to this Plan totaled $1.2 million at March 31, 2017 and $1.1 million at December 31, 2016, and are included in other assets at fair value in the consolidated balance sheet.  The liability for the benefit obligation reported in accrued expenses and other liabilities totaled $1.2 million at March 31, 2017 and $1.1 million at December 31, 2016. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at March 31, 2017 and December 31, 2016 which is accounted for at its cost basis of $100,000, which is offset in stockholders’ equity by the benefit obligation of $100,000.  Rabbi trust shares are considered outstanding shares for both basic and diluted EPS.

Supplemental Retirement Agreements

The Bank has entered into supplemental retirement agreements (“SERP”) with seven executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally ages 65-67.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally accrue as they are vested; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three months ended March 31, 2017 and 2016, SERP expense totaled $241,000 and $192,000, respectively.

Defined Benefit Pension Plan

Pension expense totaled $8,000 and $5,000 for the three months ended March 31, 2017 and 2016, respectively. The Bank expects to contribute $8,000 during the plan year ending December 31, 2017.

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

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of March 31, 2017, the ESOP holds 395,219 shares, or 9% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal, which is currently 3.75% per annum at March 31, 2017.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the Investment Fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

March 31, 2017
Allocated	47,512
Distributions	(715)
Committed to be allocated	3,959
Unallocated	344,463
395,219

The fair value of unallocated shares was approximately $6.1 million at March 31, 2017.

Total expense recognized in connection with the ESOP for the three month period ended March 31, 2017 and 2016 was $67,000 and $50,000, respectively.

(4)         Other Stock-Based Compensation

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

In February 2017, the Compensation Committee of the Board of Directors authorized the grant of 26,155 options at a strike price of $16.40 and 11,228 shares of restricted stock to directors and certain key senior executives.  The options and the restricted stock both vest over a five year period.  The $16.40 fair value of the restricted stock is based on the closing price of the Company’s common stock on the date of the grant.  The holders of restricted stock participate fully in rewards of stock ownership of the Company, including voting, and dividend rights when vested.  The grant-date fair value of stock options of $4.11 was estimated using the Black-Scholes Option-Pricing Model.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Other Stock-Based Compensation (continued)

Restricted stock expense for the three month period ended March 31, 2017 and 2016 was $28,000 and $12,000, respectively.  At March 31, 2017 and 2016, there was $556,000 and $473,000, respectively, of unrecognized salary and employee benefits cost related to restricted stock.  Executive officers forfeited 2,683 shares of restricted stock in February 2017 for tax withholding purposes with a fair value of $44,000.

Stock option expense for the three months ended March 31, 2017 and 2016 was $14,000 and $6,000, respectively.  At March 31, 2017 and 2016, there was $288,000 and $231,000, respectively, of unrecognized salary and employee benefits cost related to stock options.

The following presents the assumptions that were used in determining the grant-date fair value of stock options:

	2017 Grant	2016 Grant
Volatility	15.04%	13.52%
Forfeiture rate	00.00	00.00
Dividend yield	00.00	00.00
Expected term	8 years	8 years
Risk free interest rate	2.25%	1.56%

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

Earnings per common share have been computed as follows for the three months ended March 31, 2017 and 2016:

	2017	2016
(Dollars in thousands except per share amounts)
Net income applicable to common stock	$562	$639
Average number of common shares outstanding	4,360,405	4,802,121
Less: Average unallocated ESOP shares	(346,438)	(362,275)
Average number of common shares outstanding used to calculate basic earnings per share	4,013,967	4,439,846
Plus: dilutive impact of stock options	8,747	—
dilutive effect unvested restricted stock awards	8,633	430
Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	4,031,347	4,440,276
Earnings per share — basic	$0.14	$0.14
Earnings per share — diluted	$0.14	$0.14

Stock options to purchase 26,155 shares at $16.40 per share and 91,225 shares of common stock at $12.41 per share were not considered in computing diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively because the option exercise price was greater than the average market price of the common stock.In November 2016, the Corporation authorized a program to repurchase, from time to time and as business conditions warrant, up to 223,331 shares of the Corporation’s common stock.  During the three months ended March 31, 2017, the Corporation repurchased 14,700 shares under this third stock repurchase program, with 106,048 shares remaining to be repurchased under this program.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

(6)         Off-Balance Sheet Activities and Mortgage Banking

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31,	December 31,
	2017	2016
	(In thousands)
Commitments to originate loans for portfolio	$27,174	$18,461
Commitments to originate loans to be sold	31,961	24,307
Commitments to purchase loans from third parties	1,899	4,236
Unfunded commitments under home equity lines of credit	56,467	53,342
Unfunded commitments under commercial lines of credit	15,892	14,730
Unfunded commitments under SBA lines of credit	4,732	4,106
Unfunded commitments under overdraft lines of credit	183	180
Unadvanced funds on construction loans	4,370	5,735

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

Mortgage Banking

At March 31, 2017, the Bank had $32.0 million of interest rate lock commitments to borrowers and loans held for sale of $6.2 million with $31.8 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open To Be Announced securities (“TBAs”) with a notional amount of $18.8 million, mandatory delivery contracts with a notional amount of $1.5 million, and best efforts contracts with a notional amount of $11.5 million.  The Bank has $1.5 million of closed hedge instruments that are not settled at March 31, 2017.

At December 31, 2016, the Bank had $24.3 million of interest rate lock commitments to borrowers and loans held for sale of $23.2 million with $41.9 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open TBAs with a notional amount of $15.2 million, mandatory delivery contracts with a notional amount of $7.4 million, and best efforts contracts with a notional amount of $19.3 million.  The Bank had $8.5 million of closed hedge instruments that are not settled at December 31, 2016.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Derivatives (continued)

The following table presents the fair values of derivative instruments and forward loan sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
		(In thousands)
March 31, 2017

Derivative loan commitments
Commitments hedged with best efforts	Other assets	$130	N/A	$—
Commitments hedged with TBA	Other assets	478	N/A	—
Total derivative commitments		608	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	N/A	—	Other liabilities	1
Loans held for sale	Other assets	28	N/A	—
Total best efforts contracts		28		1
Mandatory delivery contracts	N/A	—	Other liabilities	—
TBA securities	N/A	—	Other liabilities	121
Total forward loans sale commitments		28		122
Total derivative loan and forward loan sale commitments		$636		$122

December 31, 2016

Derivative loan commitments:
Commitments hedged with best efforts	Other assets	$255	N/A	$—
Commitments hedged with TBA	Other assets	311	N/A	—
Total derivative commitments		566	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	N/A	—	Other liabilities	125
Loans held for sale	Other assets	77	N/A	—
Total best efforts contracts		77		125
Mandatory delivery contracts	N/A	—	Other liabilities	37
TBA securities	N/A	—	Other liabilities	57
Total forward loan sale commitments		77		219
Total derivative loan and forward loan sale commitments		$643		$219

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Derivatives (continued)

The following table presents information pertaining to the gains and losses on Bank’s derivative loan commitments not designated as hedging instruments and forward loan sale commitments:

		Three Months Ended March 31,
	Location of Gain/(Loss)	2017	2016
		(In thousands)
Derivative loan commitments	Net gain on sales of loans and other mortgage banking income	$42	$550

Best efforts contracts	Net gain (loss) on sales of loans and other mortgage banking income	75	(238)

Mandatory delivery contracts	Net gain (loss) on sales of loans and other mortgage banking income	37	(8)

TBA securities	Net gain (loss) on sales of loans and other mortgage banking income	(64)	(61)
		$90	$243

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

The Bank has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed mortgage loans intended for sale.  ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards.  The Bank elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values for the loans with changes in the fair value of the forward loan sale contracts used to economically hedge them.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $6.2 million, $6.1 million and $164,000 at March 31, 2017.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $23.2 million, $22.7 million and $443,000 at December 31, 2016.  The change in fair value of loans held for sale reported as a component of net gains on sale of loans and other mortgage banking income was $(121,000) and $(158,000) for the three months ended March 31, 2017 and 2016, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2017
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$6,235	$—
Derivative loan commitments hedged with best efforts	—	—	130
Derivative loan commitments hedged with TBAs	—	—	478
Best efforts contracts hedging loans held for sale	—	—	28
Liabilities measured on a recurring basis:
Forward loan sale commitments:
Best efforts contracts	—	—	1
TBA securities	—	121	—

	December 31, 2016
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$23,157	$—
Derivative loan commitments hedged with best efforts	—	—	255
Derivative loan commitments hedged with TBAs	—	—	311
Best efforts contracts hedging loans held for sale	—	—	77
Mandatory delivery contracts	—	37	—
Liabilities measured on a recurring basis:
Forward loan sale commitments:
Best efforts contracts — hedging commitments	—	—	125
TBA securities	—	57	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	558
Foreclosed real estate	—	—	422

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2017 or the year ended December 31, 2016.

Impaired loan balances in the table above represent those collateral dependent impaired  loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  There were no impaired loans recorded at fair value at March 31, 2017. The carrying value of impaired loans recorded at fair value was $558,000 net of no charge-offs and $23,000 in specific reserves at December 31, 2016.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.   There was no foreclosed real estate carried at fair value at March 31, 2017.  There were no losses on foreclosed real estate held at period end for the three months ended March 31, 2017 and 2016.

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

The table below presents for the three months ended March 31, 2017 and 2016, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
(Dollars in thousands)	2017	2016
Balance at beginning of period	$518	$42
Gains on new commitments during the period	601	375
Gains (losses) arising during the period	7	(15)
Reclassifications of realized (gains) losses on settled commitments	(490)	(48)
Balance at end of period	$635	$354

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

March 31, 2017

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$608	Investor pricing	Pull-through rate	68.2% – 100%
Best efforts contracts — hedging loans held for sale	28	Investor pricing	Pull-through rate	82.5% – 100%
Liabilities measured on a recurring basis:
Best efforts contracts — hedging commitments:	1	Investor pricing	Pull-through rate	82.5% – 100%

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

December 31, 2016

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative commitments	$566	Investor pricing	Pull-through rate	75.1% – 100%
Best efforts contracts — hedging loans held for sale	77	Investor pricing	Pull-through rate	82.5% – 100%
Liabilities measured on a recurring basis:
Forward loan sale commitments:	125	Investor pricing	Pull-through rate	82.5% – 100%
Best efforts contracts — hedging commitments
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	558	Discounted appraisals	Collateral discounts	5 – 30%
Foreclosed real estate	422	Discounted appraisals	Collateral discounts	5 – 30%

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

Accrued interest receivable — The carrying amounts of accrued interest receivable approximates fair value.

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

Fair Value Measurements (continued)

Borrowed funds — The fair values of the Bank’s FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest payable — The carrying amounts of accrued interest payable approximate fair value.

The estimates of fair value of financial instruments were based on information available at March 31, 2017 and December 31, 2016 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

Fair value estimates were based on existing financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including premises and equipment and foreclosed real estate.

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	March 31, 2017 (unaudited)		Fair value measurement
	Carrying
(Dollars in thousands)	Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Cash and cash equivalents	$41,802	$41,802	$41,802	$—	$—
Loans, net	534,086	534,666	—	—	534,666
Loans held for sale	6,235	6,235	—	6,235	—
FHLB stock	5,673	N/A	N/A	N/A	N/A
Accrued interest receivable	1,590	1,590	—	—	1,590
Financial liabilities:
Non-certificate accounts	291,097	291,097	291,097	—	—
Certificate accounts	165,553	166,111	—	166,111	—
Borrowed funds	101,250	101,064	—	101,064	—
Accounts interest payable	59	59	—	59	—

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

	December 31, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Cash and cash equivalents	$44,658	$44,658	$44,658	$—	$—
Loans, net	525,215	525,822	—	—	525,822
Loans held for sale	23,157	23,157	—	23,157	—
FHLB stock	6,184	N/A	N/A	N/A	N/A
Accrued interest receivable	1,598	1,598	—	—	1,598
Financial liabilities:
Non-certificate accounts	284,430	284,430	284,430	—	—
Certificate accounts	162,884	163,145	—	163,145	—
Borrowed funds	121,250	121,053	—	121,053	—
Accrued interest payable	40	40	—	40	—

Item 2 -     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Corporation’s (also referred to herein as, “Company’s” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Corporation’s 2016 audited consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions.  Various statements contained in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Corporation wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Corporation’s future results.  The following important factors, among others, could cause the Corporation’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Corporation’s allowance for loan losses and/or valuations of foreclosed properties; (iii) changes in consumer spending could negatively impact the Corporation’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Corporation’s competitive position within its market area and reduce demand for the Corporation’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Corporation’s assets and the availability of funding sources necessary to meet the Corporation’s liquidity needs; (vi) changes in technology could adversely impact the Corporation’s operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses and other non-interest expenses could adversely affect the Corporation’s financial results; (viii) changes in laws and regulations that apply to the Corporation’s business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act (the “JOBS Act”) and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Corporation’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Corporation’s financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in “Risk Factors” of the Corporation’s annual report on Form 10-K could be realized, which could have a material adverse effect on the Corporation’s business, financial condition and results of operation.  Therefore, the Corporation cautions readers not to place undue reliance on any such forward-looking information and statements.

Accounting Policies/Critical Accounting Estimates

As discussed in the 2016 audited consolidated financial statements included in the Corporation’s annual report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the valuation of loans held for sale, mortgage banking derivatives and commitments to sell fixed—rate residential mortgages.  The Corporation has not changed its significant accounting and reporting policies from those disclosed in its 2016 audited consolidated financial statements.

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

The Corporation’s earnings are largely dependent on net interest income which is the difference between interest earned on loans, investments and cash and cash equivalents, and the cost of funding (primarily deposits and borrowed funds).  The re-pricing frequency of the Corporation’s assets and liabilities are not identical, and therefore subject the Corporation to the risk of adverse changes in interest rates.  Historically, our interest-earning assets had re-priced more quickly than our interest-bearing liabilities, which make us vulnerable to decreases in interest rates.  Due to the growth in the fixed-rate one- to four-family residential loan portfolio, coupled with the increase in short-term borrowed funds, our interest-bearing liabilities may re-price more quickly than our interest-earning assets in the first one to two years in an increasing interest rate environment, and then revert back to interest-earning assets re-pricing more quickly than our interest-bearing liabilities thereafter.  The Corporation’s earnings are also dependent on the net gains on sales of loans, and other mortgage banking income, which is volatile.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale.  Weak or deteriorating economic conditions also tend to reduce loan demand.  The Corporation’s operating expenses are high as a percentage of net interest income and non-interest income, due to prior branch growth and increase in personnel as we positioned the Bank for future growth.

Net income was $562,000 for the three months ended March 31, 2017 as compared to net income of $639,000 for the three months ended March 31, 2016.  The decrease in earnings for the three months ended March 31, 2017 as compared to the same period in 2016 was impacted by an increase of $494,000 in non-interest expense. The $494,000 increase in non-interest expense was primarily due to an increase of $248,000 in salary and employee benefits, a $56,000 increase in occupancy and equipment costs, a $74,000 increase in data processing costs and a $54,000 increase in advertising costs.  The $248,000 increase in salary and employee benefits expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to an increase of 10 full time equivalent employees (FTEs), a $50,000 increase in SERP expense, general merit increases, and $38,000 in stock-based compensation related to awards made under our 2015 Equity Incentive Plan and our ESOP.  Occupancy and equipment expense increased $56,000 primarily due to increased snow removal and landscaping costs. Data processing costs increased $74,000 due to increased software expenses as well as cost of service increases.  The increase in non-interest expense was partially offset by a $288,000 increase in net interest income, primarily due to growth in loan interest income of $512,000, partially offset by an increase in deposit interest expense of $220,000 due to growth in certificates of deposit.  During the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, we recorded a decrease in the provision for loan losses of $49,000, and had an increase in total non-interest income of $15,000, and a decrease in income tax expense of $65,000.  The $15,000 increase in non-interest income was primarily due to an increase of $62,000 in customer service fees, a $6,000 increase in bank owned life insurance income, and an increase of $13,000 in other income, partially offset by a decrease of $66,000 in net gains on sales of loans, and other mortgage banking income for the three months ended March 31, 2017 as compared to the same period in 2016.  The decrease in income tax expense was primarily due to decreased pre-tax income.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Assets.  Our total assets decreased $11.2 million, or 1.7%, to $633.0 million at March 31, 2017 from $644.2 million at December 31, 2016 primarily due to a decline of $16.9 million in loans held for sale as loan sales outpaced loans originated for sale. Total loans (excluding loans held for sale) increased $8.9 million, or 1.7%, to $532.7 million at March 31, 2017 from $523.9 million at December 31, 2016.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $12.5 million, or 5.2%, to $255.9 million at March 31, 2017 from $243.4 million at December 31, 2016. Residential one-to four-family loans increased due to purchases of $5.1 million of loans at a purchase price of $5.2 million from third parties as well as organic loan growth. Commercial real estate loans decreased $3.4 million, or 2.4% to $135.5 million at March 31, 2017 as compared to $138.9 million at December 31, 2016.  Commercial construction loans increased $1.4 million, or 12.3% to $12.3 million at March 31, 2017. Cash and cash equivalents declined $2.9 million during the three months ended March 31, 2017 due to an inflow of deposits on December 31, 2016 based on the holiday weekend.

Loans.  A summary of the balances of loans are as follows:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$255,929	48.04%	$243,385	46.46%
Home equity loans and lines of credit	74,369	13.96	76,175	14.54
Commercial real estate	135,506	25.43	138,946	26.52
Commercial business	13,512	2.54	13,308	2.54
Commercial construction	12,299	2.31	10,946	2.09
SBA loans	39,968	7.50	39,948	7.63
Consumer	1,159	0.22	1,165	0.22

Total loans	532,742	100.00	523,873	100.00
Net deferred loan costs	3,903		3,835
Allowance for loan losses	(2,559)		(2,493)
Total loans, net	$534,086		$525,215

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $9.3 million, or 2.1%, to $456.7 million at March 31, 2017 from $447.3 million at December 31, 2016.  The increase in deposits was a result of an increase of $3.8 million or 3.6%,  in savings and interest bearing deposit accounts, an increase of $3.7 million, or 5.3%  in money market accounts, and an increase of $2.7 million, or 1.6% in certificates of deposit accounts.  The increase in certificates of deposit was primarily in the five-year maturity category.  Non-interest bearing demand deposits decreased $1.0 million, or 0.9% from $107.0 million at December 31, 2016 to $106.0 million at March 31, 2017.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$105,982	23.21%	$106,962	23.91%
Money market accounts	74,175	16.24	70,462	15.75
Savings and interest bearing demand deposit accounts	109,503	23.98	105,675	23.63
Club accounts	1,437	0.32	1,331	0.30
Total transaction accounts	291,097	63.75	284,430	63.59
Certificates of deposit	165,553	36.25	162,884	36.41
Total deposits	$456,650	100.00%	$447,314	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) as an alternate funding source. Borrowed funds at March 31, 2017 totaled $101.3 million as compared to $121.3 million at December 31, 2016, a decrease of $20.0 million, or 16.5%.  Borrowed funds at March 31, 2017 were comprised of $99.5 million of short-term advances at a weighted average rate of 1.00% as compared to short-term advances of $119.5 million at December 31, 2016 at a weighted average rate of 0.74%.  The decrease in overnight advances during the three months ended March 31, 2017 was due to the reduction in loans held for sale.  Long-term FHLBB advances totaled $1.8 million at March 31, 2017 and December 31, 2016, were borrowed at no cost under the FHLBB’s Jobs for New England Program, and mature in 2021.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $68.9 million at March 31, 2017 from $68.6 million at December 31, 2016.  The increase in stockholders’ equity was due to net income of $562,000, and $67,000 of ESOP shares committed to be allocated, partially offset by stock repurchases of $253,000.

Nonperforming Assets

Loans on which the accrual of interest has been discontinued are designated as non-performing loans.  Accrual of interest on loans is generally discontinued when contractual payments of principal or interest have become 90 days  past due or management has serious doubts about further collectability of principal or interest, even though the loan is performing.  When a loan is placed on non-accrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans is applied against principal or interest or is recognized in income on a cash basis, until qualifying for return to accrual.  Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, the loan has performed in accordance with the contractual terms for a reasonable period of time, typically a minimum of six months, and future payments are reasonably assured.

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

Non-performing loans decreased to $4.3 million, or 0.80% of total loans at March 31, 2017, from $4.7 million, or 0.89% of total loans, at December 31, 2016 primarily due to a $238,000 decrease in non-performing one- to four-family residential loans.  A restructured residential one- to four-family loan with a balance of $213,000 was moved to performing status during the three months ended March 31, 2017 due to satisfactory payment performance, as well as a payoff of a $130,000 commercial real estate loan.  Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is recorded at fair value less costs to sell.  Foreclosed real estate was $422,000 at both March 31, 2017 and December 31, 2016.

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

Non-performing assets decreased $401,000 during the three months ended March 31, 2017 from $5.1 million at December 31, 2016 to $4.7 million at March 31, 2017 due to the decrease in non-performing loans discussed above.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$1,759	$1,629
Home equity loans and lines of credit	315	316
Commercial real estate loans	—	130
Commercial business loans	—	—
SBA loans	—	18
Commercial construction loans	—	—
Consumer loans	—	—
Total nonaccrual loans	2,074	2,093
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	1,665	2,033
Home equity loans and lines of credit	405	419
Commercial real estate loans	108	108
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	2,178	2,560
Total nonperforming loans	4,252	4,653
Foreclosed real estate:
Residential real estate mortgage loans:
1-4 family	—	—
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Commercial business loans	—	—
SBA loans	422	422
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	422	422
Total nonperforming assets	$4,674	$5,075

Total accruing troubled debt restructured loans	$8,884	$8,316
Delinquent loans 60 — 89 days past due	$784	$1,282
Ratios:
Loans 60-89 days past due to total loans	0.15%	0.24%
Non-performing loans to total loans	0.80%	0.89%
Non-performing assets to total assets	0.74%	0.79%

For the three months ended March 31, 2017 and 2016, and for the year ended December 31, 2016, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $52,000, $75,000 and $203,000, respectively.  The amount that was included in interest income on such loans totaled $46,000, $43,000 and $135,000 for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016, respectively.

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

(Dollars in thousands)	March 31, 2017	December 31, 2016
Special mention	$1,304	$2,004
Substandard	5,623	5,800
Doubtful	—	—
Loss	—	—
Total classified and special mention loans	$6,927	$7,804

The level of classified and special mention loans decreased by $877,000 to $6.9 million at March 31, 2017 from $7.8 million at December 31, 2016 principally due to four loans upgraded to pass rated loans which were previously classified as “special mention”, as well as two substandard loans totaling $148,000 which were paid off,  partially offset by one loan of $265,000 downgraded to  “special mention”.

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

Substantially all of the Corporation’s loans are secured by collateral.  Loans 90 days past due or on non-accrual as well as TDRs are evaluated for impairment and specific allowances are established.  Typically for a non-performing impaired real estate loan, the value of the underlying collateral is estimated using an independent appraisal, adjusted for property specific conditions and other factors, and related specific reserves are adjusted on a quarterly basis. If a non-performing impaired real estate loan is in the process of foreclosure, and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, a new appraisal may be ordered.  Any shortfall would result in immediately charging off the portion of the loan that was impaired.

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

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$2,493	$2,194

Provision for loan losses	60	109

Charge-offs:
Residential 1-4 family	—	(20)
Home equity loans and lines of credit	—	(5)
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	—	—
Commercial construction	—	—
Consumer	—	—
Total charge-offs	—	(25)
Recoveries on charged-off loans
Residential 1-4 family	—	—
Home equity loans and lines of credit	1	1
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	3	1
Commercial construction	—	—
Consumer	2	3
Total recoveries	6	5

Net (charge-offs) recoveries	6	(20)
Balance at end of period	2,559	$2,283
Annualized net loans charge-offs to average loans outstanding	0.00%	0.02%
Allowance for loan losses to non-performing loans at end of period	60.18%	42.84%
Allowance for loan losses to total loans at end of period	0.48%	0.47%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016.

General.  Net income was $562,000 for the three months ended March 31, 2017 as compared to net income of $639,000 for the three months ended March 31, 2016.  The decrease in earnings for the three months ended March 31, 2017 as compared to the same period in 2016 was impacted by an increase of $494,000 in non-interest expense. The $494,000 increase in non-interest expense was primarily due to an increase of $248,000 in salary and employee benefits, a $56,000 increase in occupancy and equipment costs, a $74,000 increase in data processing costs and a $54,000 increase in advertising costs.  The $248,000 increase in salary and employee benefits expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to an increase of 10 FTEs, a $50,000 increase in SERP expense, general merit increases, and $38,000 in stock-based compensation related to awards made under our 2015 Equity Incentive Plan and our ESOP.  Occupancy and equipment expense increased $56,000 primarily due to increased snow removal and landscaping costs. Data processing costs increased $74,000 due to increased software expenses as well as cost of service increases.  The increase in non-interest expense was partially offset by a $288,000 increase in net interest income, primarily due to growth in loan interest income of $512,000, partially offset by an increase in deposit interest expense of $220,000 due to growth in certificates of deposit.  During the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, we recorded a decrease in the provision for loan losses of $49,000, and had an increase in total non-interest income of $15,000, and a decrease in income tax expense of $65,000.  The $15,000 increase in non-interest income was primarily due to an increase of $62,000 in customer service fees, a $6,000 increase in bank owned life insurance income, and an increase of $13,000 in other income, partially offset by a decrease of $66,000 in net gains on sales of loans, and other mortgage banking income for the three months ended March 31, 2017 as compared to the same period in 2016.  The decrease in income tax expense was primarily due to decreased pre-tax income.

Interest Income.  Interest income increased $590,000, or 11.7%, to $5.6 million for the three months ended March 31, 2017 from $5.0 million for the three months ended March 31, 2016.  The increase reflected an increase in the average balance of interest earning assets of $72.5 million to $592.7 million for the three months ended March 31, 2017 as compared to $520.2 million for the three months ended March 31, 2016, partially offset by a decrease in the average yield on interest-earning assets to 3.81% for the three months ended March 31, 2017 as compared to 3.88% for the three months ended March 31, 2016.  The majority of our interest income was derived from interest and fees on loans.  Our average yield on interest-earning assets declined by seven basis points to 3.81% primarily due to the $28.1 million increase in the average balance of cash and cash equivalents as we increased our on-balance sheet liquidity.

Interest and fees on loans increased $512,000, or 10.3%, to $5.5 million for the three months ended March 31, 2017 from $5.0 million for the three months ended March 31, 2016.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $50.0 million to $544.7 million for the three months ended March 31, 2017 as compared to $494.8 million for the three months ended March 31, 2016.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family real estate loan portfolio.  Our average yield on loans increased to 4.07% for the three months ended March 31, 2017 from 4.02% for the three months ended March 31, 2016 primarily due to an increase in market interest rates.

Interest Expense. Interest expense increased $302,000, or 47.9%, to $932,000 for the three months ended March 31, 2017 from $630,000 for the three months ended March 31, 2016 primarily due to a $216,000 increase in interest expense on certificates of deposit. Interest expense on certificates of deposit increased $216,000 due primarily to an increase of $53.6 million in the average balance of certificates of deposit.  During the fourth quarter of 2016, we obtained $44.4 million of certificates of deposit through a nationwide on-line service (“national market”), with the remainder of the increase due to organic growth.  The average rate paid to certificate of deposit holders increased eight basis points to 1.50% for the three months ended March 31, 2017 from 1.42% for the three months ended March 31, 2016 due to an increase in the average balance of longer duration certificates.

Interest expense on borrowed funds increased $82,000 to $226,000 for the three months ended March 31, 2017 from $144,000 for the three months ended March 31, 2016 due to a 31 basis points increase in the average cost of funds as short-term interest rates increased in December 2016 and again in March 2017.  The average balance of borrowed funds decreased $3.0 million to $114.9 million for the three months ended March 31, 2017 from $117.9 million for the three months ended March 31, 2016, as we decreased short-term borrowings as a result of the loan sale volume outpacing new loans originated for sale.

Net Interest Income.  Net interest income increased $288,000, or 6.6%, to $4.7 million for the three months ended March 31, 2017 from $4.4 million for the three months ended March 31, 2016. This increase was due to a $12.0 million increase in net interest-earning assets to $137.2 million for the three months ended March 31, 2017, partially offset by a decrease in our interest rate spread of 26 basis points to 2.98% for the three months ended March 31, 2017 as compared to 3.24% for the prior year period.  The net interest margin decreased 20 basis points to 3.20% for the three months ended March 31, 2017 from 3.40% for the three months ended March 31, 2016.

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

	Three months ended March 31,
	2017 vs. 2016
	Net	Increase (decrease) due to
(Dollars in thousands)	Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$512	$501	$11
Cash and cash equivalents	44	51	(7)
Federal Home Loan Bank of Boston stock and other investments	34	(29)	63
Total interest-earning assets	590	523	67
Interest-bearing liabilities:
Money Market accounts	2	2	—
Savings accounts	2	2	—
Club accounts	—	—	—
Certificates of deposit	216	199	17
Borrowed funds	82	(4)	86
Total interest-bearing liabilities	302	199	103
Net interest income	$288	$324	$(36)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2017 and 2016.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2017			Three months ended March 31, 2016
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:

Loans and loans held for sale	$544,728	$5,462	4.07%	$494,778	$4,950	4.02%
Cash and cash equivalents	41,972	74	0.72%	13,829	30	0.87%
Federal Home Loan Bank of Boston stock and other investments	5,974	77	5.23%	11,586	43	1.49%
Total interest-earning assets	592,674	5,613	3.81%	520,193	5,023	3.88%
Non-interest-earning assets	40,909			41,849
Total assets	$633,583			$562,042

Liabilities and Equity:

Money market accounts	$71,885	75	0.42%	$69,581	73	0.42%
Savings accounts	103,216	25	0.10%	95,538	23	0.10%
Club accounts	1,354	—	0.00%	1,358	—	0.00%
Certificates of deposit	164,162	606	1.50%	110,555	390	1.42%
Total interest-bearing deposits	340,617	706	0.84%	277,032	486	0.71%
Borrowed funds	114,889	226	0.80%	117,944	144	0.49%
Total interest bearing liabilities	455,506	932	0.83%	394,976	630	0.64%
Non-interest bearing deposits	102,717			90,213
Other liabilities	6,813			6,163
Total liabilities	565,036			491,352
Stockholders’ equity	68,547			70,690
Total liabilities and stockholders’ equity	$633,583			$562,042

Net interest income		$4,681			$4,393
Net interest rate spread(1)			2.98%			3.24%
Net interest-earning assets(2)	$137,168			$125,217

Net interest margin(3)			3.20%			3.40%
Average interest-earning assets to interest-bearing liabilities			130.11%			131.70%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $60,000 was recorded to the allowance for loan losses during the three months ended March 31, 2017, a decrease of $49,000 as compared to a provision of $109,000 for the three months ended March 31, 2016. During the three months ended March 31, 2017, a provision of $24,000 was recorded to the residential one-to four- family loan portfolio due to loan growth and a provision of $33,000 was recorded to the commercial real estate loan portfolio primarily in consideration of the additional credit risk associated with increased interest rates.  We recorded net recoveries of $6,000 for the three months ended March 31, 2017.  Our provisions are based on our assessment of loss history, current asset quality and economic trends.

During the three months ended March 31, 2016, a provision of $63,000 was recorded relating to the residential one-to-four-family loan portfolio and a provision of $24,000 was recorded relating to the commercial real estate portfolio primarily due to loan growth.    We recorded net charge-offs of $20,000 during the three months ended March 31, 2016.

Non-Interest income.  Non-interest income increased $15,000, or 0.9%, to $1.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The $15,000 increase in non-interest income was primarily due to an increase of $62,000 in customer service fees, a $6,000 increase in bank owned life insurance income, and an increase of $13,000 in other income, partially offset by a decrease of $66,000 in net gains on sales of loans, and other mortgage banking income for the three months ended March 31, 2017 as compared to the same period in 2016.  Gains on sales of mortgage loans increased $79,000 from $798,000 for the three months ended March 31, 2016 to $877,000 for the three months ended March 31, 2017 due to increased loan sale volume. Mortgage loans sold during the three months ended March 31, 2017 totaled $57.1 million as compared to $41.0 million during the three months ended March 31, 2016.  A gain in the fair value of our mortgage derivatives and change in the fair value of loans held for sale of $70,000 were recorded during the three months ended March 31, 2016 as compared to a loss of $79,000 during the three months ended March 31, 2017.

Non-Interest expense.  Non-interest expense increased $494,000, or 10.0%, to $5.4 million for the three months ended March 31, 2017 from $5.0 million for the three months ended March 31, 2016.  The $494,000 increase in non-interest expense was primarily due to an increase of $248,000 in salary and employee benefits, a $56,000 increase in occupancy and equipment costs, a $74,000 increase in data processing costs and a $54,000 increase in advertising costs.  The $248,000 increase in salary and employee benefits expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to an increase of 10 FTEs, a $50,000 increase in SERP expense, general merit increases, and $38,000 in stock-based compensation related to awards made under our 2015 Equity Incentive Plan and our ESOP.  The increase in FTEs was primarily due to additional employees to handle increased loan volume.  Occupancy and equipment expense increased $56,000 primarily due to increased snow removal and landscaping costs. Data processing costs increased $74,000 due to increased software expenses as well as cost of service increases. Advertising costs increased $54,000 based on a combination of timing of expenditures as well as enhancements to our on-line marketing presence.

Income tax expense.  Income tax expense of $361,000 was recorded for the three months ended March 31, 2017, a decrease of $65,000, or 15.3%, as compared to $426,000 of income tax expense for the three months ended March 31, 2016.  The decrease in income tax expense was primarily due to a decrease in pre-tax income of $142,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The effective tax rate for the three months ended March 31, 2017 and 2016 were 39.1% and 40.0%, respectively.  The reduction in the effective tax rate was due to the income tax benefit recorded related to the vesting of restricted stock during the three months ended March 31, 2017.

Liquidity

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2017.

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

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At March 31, 2017, cash and cash equivalents totaled $41.8 million.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At March 31, 2017, the Bank had $59.1 million in commitments to originate loans, $32.0 million of which will be sold.  In addition to commitments to originate loans, the Bank had $77.3 million in unused lines of credit to borrowers.  Commitments to purchase loans from third parties totaled $1.9 million at March 31, 2017.  Certificates of deposit due within one year of March 31, 2017 totaled $56.2 million, or 12.3%, of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $21.3 million as of March 31, 2017.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before March 31, 2017.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of March 31, 2017.

The Corporation’s primary investing activity is originating loans.  During the three months ended March 31, 2017 and for the year ended December 31, 2016, loan originations, net of principal repayments totaled $4.0 million, and $42.6 million, respectively. During the three months ended March 31, 2017 and year ended December 31, 2016, purchases of loans from third party originators totaled $5.2 million and $17.8 million, respectively.

Financing activities consist primarily of activity in deposit accounts, borrowed funds from the Federal Home Loan Bank of Boston (FHLB) advances and stock repurchases.  We experienced a net increase in deposits of $9.3 million and $73.8 million for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net decrease in short term borrowed funds was $20 million during the three months ended March 31, 2017 as compared to an increase of $4.0 million for the year ended December 31, 2016 and $1.8 million in long-term advances for the year ended December 31, 2016.  The Corporation repurchased $253,000 of its common stock as part of a previously announced 5% stock repurchase program during the three months ended March 31, 2017.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Borrowed funds were $101.3 million and $121.3 million at March 31, 2017 and December 31, 2016, respectively.  At March 31, 2017, we had the ability to borrow up to an additional $119.9 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At March 31, 2017, the Bank had the capacity to borrow up to $18.8 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations. In July 2013, the Bank’s primary federal regulator, the FDIC, published final rules (the “Basel III Capital Rules”) that implement, in part, agreements reached by the Basel Committee on Banking Supervision (“Basel Committee”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and imposed new capital requirements on the Bank, effective January 1, 2015. When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increases by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019.  For 2017, the capital conservation buffer is 1.25%.  As of March 31, 2017, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized” under Basel III, framework, the Bank must maintain minimum Total Capital, Tier 1 and Common Equity Tier 1 Capital ratios of 10%, 8% and 6.5% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of March 31, 2017 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital for Adequacy with Capital Buffer		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighed assets)	$59,838	13.66%	$35,041	8.00%	$40,516	9.25%	$43,801	10.00%
Tier 1 Capital (to risk weighed assets)	$57,279	13.08%	$26,281	6.00%	$31,756	7.25%	$35,041	8.00%
Common Equity Tier 1 (to risk weighed assets)	$57,279	13.08%	$19,710	4.50%	$25,186	5.75%	$28,471	6.50%
Tier 1 Leverage Capital (to average assets)	$57,279	9.05%	$25,326	4.00%	N/A	N/A	$31,657	5.00%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended March 31, 2017) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At March 31, 2017 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

a)                                     Unregistered Sales of Equity Securities.  None

b)                                     Use of Proceeds.  None

c)                                      Repurchase of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2017	—	$—	—	120,748
February 1 — February 28, 2017	6,800	$16.98	6,800	113,948
March 1 — March 31, 2017	7,900	$17.42	7,900	106,048
Total	14,700	$17.22	14,700	106,048

(1) The Corporation’s Board of Directors authorized its third stock repurchase program on November 22, 2016 to acquire up to 247,459 shares, or 5.0% of the Corporation’s then outstanding common stock.  Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  There is no guarantee as to the exact number of shares to be repurchased by the Corporation.

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

101*

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Net Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: May 4, 2017

	By:	/s/	William A. White
President and Chief Executive Officer
(Principal Executive Officer)

		/s/	Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)