Form 10-Q
period 2017-09-30
Coastway Bancorp, Inc.
filed 2017-11-07
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO                 .

For the quarterly period ended September 30, 2017

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

As of October 31, 2017 there were 4,392,441 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except per share amounts)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and due from banks	$2,560	$2,946
Interest-earning deposits	40,525	41,712
Total cash and cash equivalents	43,085	44,658
Federal Home Loan Bank stock, at cost	7,408	6,184
Loans, net of allowance for loan losses of $2,826 and $2,493, respectively	584,264	525,215
Loans held for sale	9,882	23,157
Premises and equipment, net	32,051	31,426
Accrued interest receivable	1,863	1,598
Foreclosed real estate	4,634	422
Bank-owned life insurance	4,553	4,452
Net deferred tax asset	1,273	925
Other assets	10,640	6,154
Total assets	$699,653	$644,191

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$356,050	$340,352
Non-interest-bearing	112,426	106,962
Total deposits	468,476	447,314
Borrowed funds	153,000	121,250
Accrued expenses and other liabilities	7,251	7,055
Total liabilities	628,727	575,619

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,392,441 and 4,403,096 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	44	44
Additional paid-in capital	39,979	40,107
Retained earnings	34,549	32,186
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,366)	(3,485)
Accumulated other comprehensive loss	(280)	(280)
Total stockholders’ equity	70,926	68,572
	$699,653	$644,191

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands except share amounts)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$6,015	$5,398	$17,184	$15,455
Other interest income	177	80	480	226
Total interest income	6,192	5,478	17,664	15,681
Interest expense:
Interest on deposits	741	514	2,179	1,499
Interest on borrowed funds	446	188	963	481
Total interest expense	1,187	702	3,142	1,980
Net interest income	5,005	4,776	14,522	13,701
Provision for loan losses	100	89	313	343
Net interest income after provision for loan losses	4,905	4,687	14,209	13,358
Non-interest income:
Customer service fees	886	834	2,586	2,408
Net gain on sales of loans and other mortgage banking income	1,023	1,473	2,866	3,624
Bank-owned life insurance income	32	31	101	95
Other income	74	64	183	140
Total non-interest income	2,015	2,402	5,736	6,267
Non-interest expenses:
Salary and employee benefits	3,024	2,712	8,975	8,141
Occupancy and equipment	755	789	2,421	2,301
Data processing	480	454	1,435	1,301
Deposit servicing	194	314	669	758
Professional fees	207	175	607	559
FDIC insurance assessment	82	100	234	285
Advertising	60	78	253	239
Foreclosed real estate	7	54	21	96
Other general and administrative	441	478	1,364	1,375
Total non-interest expenses	5,250	5,154	15,979	15,055
Income before income taxes	1,670	1,935	3,966	4,570
Income tax expense	686	752	1,603	1,802
Net income and comprehensive income	$984	$1,183	$2,363	$2,768
Weighted average common shares outstanding-basic	4,006,332	4,112,278	4,007,624	4,290,734
Weighted average common shares outstanding-diluted	4,035,720	4,116,902	4,032,084	4,293,138
Per share information:
Basic earnings per common share	$0.25	$0.29	$0.59	$0.65
Diluted earnings per common share	$0.24	$0.29	$0.59	$0.64

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2017

(Unaudited)

			Additional		Unearned	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Compensation-	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2016	4,403,096	$44	$40,107	$32,186	$(3,485)	$(280)	$68,572
Net income	—	—	—	2,363	—	—	2,363
Common stock repurchased	(19,200)	—	(333)	—	—	—	(333)
Stock-based compensation, net of awards surrendered	8,545	—	100	—	—	—	100
ESOP shares committed to be allocated (11,867 shares)	—	—	105	—	119	—	224
Balance at September 30, 2017	4,392,441	$44	$39,979	$34,549	$(3,366)	$(280)	$70,926

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$2,363	$2,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	313	343
Loans originated for sale	(152,345)	(161,274)
Loans sold	168,846	155,353
Gain on sale of mortgage loans, net	(3,226)	(3,209)
Amortization of deferred loan costs	738	784
Loss on foreclosed real estate	1	94
Loss on sale of real estate held for sale	—	11
Depreciation and amortization expense	1,081	995
Income from Bank-owned life insurance	(101)	(95)
Deferred income tax expense (benefit)	(348)	201
ESOP expense	224	150
Stock-based compensation, net of awards surrendered	100	90
Net change in:
Accrued interest receivable	(265)	(132)
Other, net	(4,504)	336
Net cash provided (used) by operating activities	12,877	(3,585)
Cash flows from investing activities:
Purchase of and increases in certificates of deposit	—	(15)
Maturities of certificates of deposit	—	3,043
Purchase of FHLB stock	(2,062)	(2,350)
Redemption of FHLB stock	838	100
Loan originations, net of principal payments	(41,894)	(43,781)
Purchase of loans from third party originators	(22,205)	(15,150)
Proceeds from the sale of real estate held for sale	—	3,294
Proceeds from the sale of foreclosed real estate	—	416
Purchases of premises and equipment	(1,706)	(1,267)
Net cash used by investing activities	(67,029)	(55,710)
Cash flows from financing activities:
Net increase in deposits	21,162	17,436
Net change in short-term borrowed funds	31,750	48,800
Increase in long-term borrowed funds	—	1,750
Repurchase of common stock	(333)	(4,616)
Net cash provided (used) by financing activities	52,579	63,370

Net change in cash and cash equivalents	(1,573)	4,075
Cash and cash equivalents at beginning of period	44,658	18,322
Cash and cash equivalents at end of period	$43,085	$22,397

Supplemental cash flow information:
Interest paid on deposits	$2,178	$1,499
Interest paid on borrowed funds	947	478
Income taxes paid	2,141	1,765
Supplemental cash flow information:
Loans transferred to foreclosed real state	3,999	211

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

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of September 30, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard.  The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2018.  During 2016, the FASB issued further implementation guidance regarding revenue recognition.  This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters.  The Corporation’s largest sources of income is net interest income on financial assets and liabilities and net gain on sales of loans and other mortgage banking income, which are explicitly excluded from the scope of this ASU.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Accordingly the majority of our revenues will not be affected.  The Corporation does not expect the adoption of this guidance will have a significant impact on the Corporation’s consolidated financial statements, but is expected to require additional disclosures.

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

(2)         Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Residential real estate mortgage loans:
1-4 family	$287,895	$243,385
Home equity loans and lines of credit	72,350	76,175
Total residential real estate mortgage loans	360,245	319,560

Commercial:
Commercial real estate	149,767	138,946
Commercial business	16,219	13,308
Commercial construction	14,372	10,946
SBA	40,989	39,948
Consumer	1,170	1,165
Total loans	582,762	523,873

Allowance for loan losses	(2,826)	(2,493)
Net deferred loan costs	4,328	3,835
Loans, net	$584,264	$525,215

Residential one- to four-family loans of $287.9 million at September 30, 2017 and $243.4 million at December 31, 2016 include purchased loans which were individually underwritten based on the Bank’s credit standards, totaling $77.8 million and $67.5 million at September 30, 2017 and December 31, 2016, respectively.  During the nine months ended September 30, 2017 and 2016, the Bank purchased $21.9 million and $15.0 million of loans at a cost of $22.2 million and $15.2 million, respectively.  The loans purchased from third parties are located in New England, primarily Massachusetts.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Currently, under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans to borrowers that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.  Guaranteed portions of SBA loans totaled $26.7 million and $25.9 million at September 30, 2017 and December 31, 2016, respectively.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three and five year periods; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and nine months ended September 30, 2017 and the year ended December 31, 2016.

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

The following table presents the credit risk profile by internally assigned risk rating category at the dates indicated:

	September 30, 2017
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Pass	$145,329	$16,219	$14,372	$38,908	$214,828
Loans rated 6	—	—	—	—	—
Loans rated 7	4,438	—	—	2,081	6,519
Loans rated 8	—	—	—	—	—
	$149,767	$16,219	$14,372	$40,989	$221,347

	December 31, 2016
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Pass	$133,660	$13,308	$10,946	$37,430	$195,344
Loans rated 6	667	—	—	1,337	2,004
Loans rated 7	4,619	—	—	1,181	5,800
Loans rated 8	—	—	—	—	—
	$138,946	$13,308	$10,946	$39,948	$203,148

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Past Due and Non-Accrual Loans

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is both well secured and in the process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued, but not collected for loans that are placed on non-accrual, is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, the loan has performed in accordance with the contractual terms for a reasonable period of time, typically a minimum of nine months and future payments are reasonably assured.

The following table presents past due loans as of the dates indicated.

September 30, 2017

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
1-4 family	$2,132	$413	$161	$2,706	$—	$2,875
Home equity loans and lines of credit	528	139	60	727	—	569
Commercial real estate	—	—	692	692	—	692
Commercial business	—	32	—	32	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	69	280	349	—	691
Consumer	—	—	—	—	—	—
Total gross loans	$2,660	$653	$1,193	$4,506	$—	$4,827

December 31, 2016

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
1-4 family	$625	$587	$738	$1,950	$—	$3,662
Home equity loans and lines of credit	109	547	491	1,147	—	735
Commercial real estate	—	—	130	130	—	238
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	148	18	166	—	18
Consumer	2	—	—	2	—	—
Total gross loans	$736	$1,282	$1,377	$3,395	$—	$4,653

The balance of loans on non-accrual at September 30, 2017 and December 31, 2016 exceeds loans past due, due to a combination of loans that are current, but that have been modified in a troubled debt restructuring and/or loans for which future payments are not reasonably assured.

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

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

September 30, 2017

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
1-4 family	$5,268	$5,011	$4,850	$161	$3
Home equity loans & lines of credit	1,870	1,850	1,367	483	47
Commercial real estate	1,172	1,172	1,172	—	—
SBA	2,864	2,859	2,684	175	21
Consumer	56	56	44	12	2
Total	$11,230	$10,948	$10,117	$831	$73

December 31, 2016

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
1-4 family	$5,978	$5,628	$5,493	$135	$19
Home equity loans & lines of credit	1,369	1,349	1,131	218	31
Commercial real estate	4,487	4,487	4,487	—	—
SBA	1,511	1,493	1,493	—	—
Consumer	13	13	—	13	3
Total	$13,358	$12,970	$12,604	$366	$53

Of the $2.9 million and $1.5 million of impaired SBA loans at September 30, 2017 and at December 31, 2016, respectively, guaranteed portions of such loans amounted to $2.1 million and $1.2 million at September 30, 2017 and December 31, 2016, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income Recognized
Residential 1-4 family	$4,792	$56	$5,638	$45
Home equity loans & lines of credit	1,935	26	1,233	9
Commercial real estate	3,739	3	1,441	18
SBA	2,071	25	2,089	30
Consumer	56	—	14	—
Total	$12,593	$110	$10,415	$102

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$5,055	$178	$5,051	$136
Home equity loans & lines of credit	1,810	76	1,263	41
Commercial real estate	4,119	11	813	10
SBA	1,732	70	2,094	110
Consumer	30	—	14	—
Total	$12,746	$335	$9,235	$297

Troubled Debt Restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss. Total TDR loans, included in impaired loans as of September 30, 2017 and December 31, 2016 were $7.9 million and $10.9 million, respectively.  No additional funds are committed to be advanced in connection with TDR loans.  TDR loans on accrual status amounted to $6.3 million and $8.3 million at September 30, 2017 and December 31, 2016, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	$—	—	$—	$—
Home equity	—	—	—	6	652	652
Commercial real estate	—	—	—	1	254	254
SBA	3	761	761	4	1,011	1,011
Consumer	—	—	—	1	44	44
Total	3	$761	$761	12	$1,961	$1,961

The troubled debt restructurings described above had no impact to the allowance for loan losses and resulted in no charge-offs during the three and nine months ended September 30, 2017.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	1	$71
Home equity	—	—	1	73
Commercial real estate	—	—	2	4,108
SBA	—	—	—	—
Total	—	$—	4	$4,252

The troubled debt restructurings described above resulted in no charge-offs and no specific reserves for the three and nine months ended September 30, 2017.  One troubled debt restructured loan subsequently defaulted within 12 months included above was transferred to foreclosed real estate during the three months ended September 30, 2017 at a fair value of $4.2 million at September 30, 2017.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended September 30, 2017

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at June 30, 2017	$1,087	$523	$692	$69	$69	$273	$7	$2,720
Provision (credit)	72	9	35	8	4	(24)	(4)	100
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	2	3	6
Allowance at September 30, 2017	$1,159	$533	$727	$77	$73	$251	$6	$2,826

Three Months Ended September 30, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at June 30, 2016	$946	$529	$541	$65	$37	$248	$8	$2,374
Provision (credit)	60	(5)	18	4	18	(3)	(3)	89
Loans charged-off	—	—	—	—	—	(17)	—	(17)
Recoveries	5	2	—	—	—	—	3	10
Allowance at September 30, 2016	$1,011	$526	$559	$69	$55	$228	$8	$2,456

Nine Months Ended September 30, 2017

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2016	$1,009	$541	$596	$60	$51	$228	$8	$2,493
Provision (credit)	150	(11)	131	17	22	18	(14)	313
Loans charged-off	(6)	—	—	—	—	—	—	(6)
Recoveries	6	3	—	—	—	5	12	26
Allowance at September 30, 2017	$1,159	$533	$727	$77	$73	$251	$6	$2,826

Nine Months Ended September 30, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2015	$863	$525	$503	$39	$21	$234	$9	$2,194
Provision (credit)	163	58	56	30	34	15	(13)	343
Loans charged-off	(20)	(67)	—	—	—	(29)	—	(116)
Recoveries	5	10	—	—	—	8	12	35
Allowance at September 30, 2016	$1,011	$526	$559	$69	$55	$228	$8	$2,456

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

September 30, 2017

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$3	$47	$—	$—	$—	$21	$2	$73
Allowance for non-impaired loans	1,156	486	727	77	73	230	4	2,753
Total	$1,159	$533	$727	$77	$73	$251	$6	$2,826
Impaired loans	$5,011	$1,850	$1,172	$—	$—	$2,859	$56	$10,948
Non-impaired loans	282,884	70,500	148,595	16,219	14,372	38,130	1,114	571,814
Total loans	$287,895	$72,350	$149,767	$16,219	$14,372	$40,989	$1,170	$582,762

December 31, 2016

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$19	$31	$—	$—	$—	$—	$3	$53
Allowance for non-impaired loans	990	510	596	60	51	228	5	2,440

Total	$1,009	$541	$596	$60	$51	$228	$8	$2,493

Impaired loans	$5,628	$1,349	$4,487	$—	$—	$1,493	$13	$12,970
Non-impaired loans	237,757	74,826	134,459	13,308	10,946	38,455	1,152	510,903

Total loans	$243,385	$76,175	$138,946	$13,308	$10,946	$39,948	$1,165	$523,873

(3)         Employee Benefits

Deferred Compensation Supplemental Executive Plan

The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan (“DCSERP”) with a senior executive.  The DCSERP allows the executive to invest all or a portion of the deferred compensation in Corporation Stock, provided that such stock will only be settled in Corporation Stock.  The assets invested in bonds, which are held in a Rabbi Trust, related to this Plan totaled $1.3 million at September 30, 2017 and $1.1 million at December 31, 2016, and are included in other assets at fair value in the consolidated balance sheet.  The liability for the benefit obligation reported in accrued expenses and other liabilities totaled $1.3 million at September 30, 2017 and $1.1 million at December 31, 2016. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at September 30, 2017 and December 31, 2016 which is accounted for at its cost basis of $100,000, which is offset in stockholders’ equity by the benefit obligation of $100,000.  Rabbi trust shares are considered outstanding shares for both basic and diluted EPS.

Supplemental Retirement Agreements

The Bank has entered into supplemental retirement agreements (“SERP”) with seven executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally ages 65-67.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally accrue as they are vested; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three months ended September 30, 2017 and 2016, SERP expense totaled $241,000 and $192,000, respectively, and for the nine months ended September 30, 2017 and 2016, SERP expense totaled $723,000 and $575,000, respectively.

Defined Benefit Pension Plan

Pension expense totaled $8,000 and $5,000 for the three months ended September 30, 2017 and 2016, respectively, and $24,000 and $16,000 for the nine months ended September 30, 2017 and 2016, respectively. The Bank expects to contribute $8,000 during the plan year ending December 31, 2017.

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

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of September 30, 2017, the ESOP holds 395,219 shares, or 9% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal at the beginning of its calendar year, which was 3.50% at January 1, 2017.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the Investment Fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

September 30, 2017
Allocated	47,512
Distributions	(715)
Committed to be allocated	11,867
Unallocated	336,555
395,219

The fair value of unallocated shares was approximately $6.7 million at September 30, 2017.

Total expense recognized in connection with the ESOP for the three month periods ended September 30, 2017 and 2016 was $79,000 and $51,000, respectively, and total expense for the nine month periods ended September 30, 2017 and 2016 was $224,000 and $150,000, respectively.

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

Restricted stock expense for the three month periods ended September 30, 2017 and 2016 was $34,000 and $24,000, respectively and restricted stock expense for the nine month periods ended September 30, 2017 and 2016 was $95,000 and $60,000, respectively.  At September 30, 2017 and 2016, there was $489,000 and $424,000, respectively, of unrecognized salary and employee benefits cost related to restricted stock.  Executive officers forfeited 2,683 shares of restricted stock in February 2017 for tax withholding purposes with a fair value of $44,000.

Stock option expense for the three months ended September 30, 2017 and 2016 was $17,000 and $12,000, respectively, and stock option expense for the nine month periods ended September 30, 2017 and 2016 was $49,000 and $30,000, respectively.  At September 30, 2017 and 2016, there was $254,000 and $207,000, respectively, of unrecognized salary and employee benefits cost related to stock options.

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

Earnings per common share have been computed as follows for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income applicable to common stock	$984	$1,183	$2,363	$2,768

Weighted average common shares outstanding	4,344,851	4,466,634	4,350,077	4,649,024
Less: Average unallocated ESOP shares	(338,519)	(354,356)	(342,453)	(358,290)
Weighted average number of common shares outstanding — basic	4,006,332	4,112,278	4,007,624	4,290,734
Dilutive impact of stock options	17,665	—	14,380	—
Dilutive impact of restricted stock	11,723	4,624	10,080	2,404
Weighted average number of common shares outstanding — diluted	4,035,720	4,116,902	4,032,084	4,293,138

Earnings per share — basic	$0.25	$0.29	$0.59	$0.65
Earnings per share — diluted	$0.24	$0.29	$0.59	$0.64

Stock options to purchase 91,225 shares of common stock at $12.41 per share for the three months ended September 30, 2016 were not considered in computing diluted earnings per share for the three months ended September 30, 2016 because the option exercise price was greater than the average market price of the common stock.  Stock options to purchase 26,155 shares at $16.40 per share for the nine months ended September 30, 2017 and 91,225 shares of common stock at $12.41 per share for the nine months ended September 30, 2016, respectively, were not considered in computing diluted earnings per share for the nine

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Earnings per Common Share (continued)

months ended September 30, 2017 and 2016, respectively because the option exercise price was greater than the average market price of the common stock.

In November 2016, the Corporation authorized a program to repurchase, from time to time and as business conditions warrant, up to 223,331 shares of the Corporation’s common stock.  During the three months and nine months ended September 30, 2017, the Corporation repurchased no and 19,200 shares under this third stock repurchase program, with 101,548 shares remaining to be repurchased under this program at September 30, 2017.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,	December 31,
	2017	2016
	(In thousands)

Commitments to originate loans for portfolio	$26,476	$18,461
Commitments to originate loans to be sold	33,220	24,307
Commitments to purchase loans from third parties	5,275	4,236
Unfunded commitments under home equity lines of credit	56,365	53,342
Unfunded commitments under commercial lines of credit	18,931	14,730
Unfunded commitments under SBA lines of credit	4,556	4,106
Unfunded commitments under overdraft lines of credit	182	180
Unadvanced funds on construction loans	8,371	5,735

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Mortgage Banking (continued)

Mortgage Banking

At September 30, 2017, the Bank had $33.2 million of interest rate lock commitments to borrowers and loans held for sale of $9.9 million with $37.5 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open To Be Announced securities (“TBAs”) with a notional amount of $17.0 million, mandatory delivery contracts with a notional amount of $1.5 million, and best efforts contracts with a notional amount of $19.0 million.  The Bank has $2.3 million of closed hedge instruments that are not settled at September 30, 2017.

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
$925

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Derivatives (continued)

The following table presents the fair values of derivative instruments and forward loan sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
September 30, 2017

Derivative loan commitments
Commitments hedged with best efforts	Other assets	$203	N/A	$—
Commitments hedged with TBA	Other assets	297	N/A	—
Total derivative commitments		500	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	N/A	—	Other liabilities	5
Loans held for sale	N/A	—	Other liabilities	7
Total best efforts contracts		—		12
Mandatory delivery contracts	Other assets	3	N/A	—
TBA securities	Other assets	9	N/A	—
Total forward loans sale commitments		12		12
Total derivative loan and forward loan sale commitments		$512		$12

December 31, 2016

Derivative loan commitments:
Commitments hedged with best efforts	Other assets	$255	N/A	$—
Commitments hedged with TBA	Other assets	311	N/A	—
Total derivative commitments		566	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	N/A	—	Other liabilities	125
Loans held for sale	Other assets	77	N/A	—
Total best efforts contracts		77		125
Mandatory delivery contracts	N/A	—	Other liabilities	37
TBA securities	N/A	—	Other liabilities	57
Total forward loan sale commitments		77		219
Total derivative loan and forward loan sale commitments		$643		$219

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Derivatives (continued)

The following table presents information pertaining to the gains and losses on Bank’s derivative loan commitments not designated as hedging instruments and forward loan sale commitments:

	Location of Gain/(Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(In thousands)		(In thousands)
Derivative loan commitments	Net gain on sales of loans and other mortgage banking income	$25	$162	$(66)	$947
Best efforts contracts	Net gain (loss) on sales of loans and other mortgage banking income	(27)	(72)	36	(451)
Mandatory delivery contracts	Net gain on sales of loans and other mortgage banking income	(9)	32	40	16
TBA securities	Net gain (loss) on sales of loans and other mortgage banking income	(13)	139	66	(82)
		$(24)	$261	$76	$430

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

The Bank has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed mortgage loans intended for sale.  ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards.  The Bank elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values for the loans with changes in the fair value of the forward loan sale contracts used to economically hedge them.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $9.9 million, $9.6 million and $278,000 at September 30, 2017.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $23.2 million, $22.7 million and $443,000 at December 31, 2016.  The change in fair value of loans held for sale reported as a component of net gains on sale of loans and other mortgage banking income was $(25,000) and $137,000 for the three months ended September 30, 2017 and 2016, respectively, and $(164,000) and $ 540,000 for the nine months ended September 30, 2017 and 2016, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2017
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$9,882	$—
Derivative loan commitments hedged with best efforts	—	—	203
Derivative loan commitments hedged with TBAs	—	—	297
Forward loan sale commitments:
TBA securities	—	9	—
Mandatory delivery contracts	—	3	—
Liabilities measured on a non-recurring basis:
Forward loan sale commitments:
Best efforts contracts hedging loans held for sale	—	—	7
Best efforts contracts hedging commitments	—	—	5
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	248
Foreclosed real estate	—	—	4,634

	December 31, 2016
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Loans held for sale	$—	$23,157	$—
Derivative loan commitments hedged with best efforts	—	—	255
Derivative loan commitments hedged with TBAs	—	—	311
Best efforts contracts hedging loans held for sale	—	—	77
Liabilities measured on a recurring basis:
Forward loan sale commitments:
Best efforts contracts — hedging commitments	—	—	125
TBA securities	—	57	—
Mandatory delivery contracts	—	37	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	558
Foreclosed real estate	—	—	422

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three and nine months ended September 30, 2017 or the year ended December 31, 2016.

Impaired loan balances in the table above represent those collateral dependent impaired  loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The carrying value of impaired loans recorded at fair value was $248,000, net of no charge-offs and $44,000 in specific reserves at September 30, 2017.  Losses related to collateral dependent impaired loans at fair value during the three and nine months ended September 30, 2017 totaled $44,000.  The provision to the allowance for loan losses related to collateral dependent impaired loans recorded at fair value for the three and nine months ended September 30,

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

2016 was $44,000 and $67,000, respectively.  The carrying value of impaired loans recorded at fair value was $558,000 net of no charge-offs and $23,000 in specific reserves at December 31, 2016.  Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.   Foreclosed real estate carried at fair value at September 30, 2017 totaled $4.6 million, comprised of $4.2 million  of real estate securing a former commercial loan and $411,000 of a commercial building securing a former SBA loan.  There were $1,000 in losses in the three and nine months ended September 30, 2017 on foreclosed real estate held at period end and no losses for the three and nine months ended September 30, 2016.

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

The table below presents for the three and nine months ended September 30, 2017 and 2016, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Three months ended September 30,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$490	$448
Gain (losses) arising during the period	(12)	(39)
Gains on new commitments during the period	488	736
Reclassifications of realized gains (losses) on settled commitments	(478)	(607)
Balance at end of period	$488	$538

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Nine months ended September 30,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$518	$42
Gain (losses) arising during the period	(9)	(57)
Gains on new commitments during the period	488	1,577
Reclassifications of realized gains (losses) on settled commitments	(509)	(1,024)
Balance at end of period	$488	$538

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

September 30, 2017

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$500	Investor pricing	Pull-through rate	75.0% – 100%
Liabilities measured on a recurring basis:
Best efforts contracts — hedging loans held for sale	7	Investor pricing	Pull-through rate	82.5% – 100%
Best efforts contracts — hedging commitments:	5	Investor pricing	Pull-through rate	82.5% – 100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	248	Discounted appraisals	Collateral discounts	5 – 30%
Foreclosed real estate	4,634	Discounted appraisals	Collateral discounts	5 – 30%

December 31, 2016

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative commitments	$566	Investor pricing	Pull-through rate	75.1% – 100%
Best efforts contracts — hedging loans held for sale	77	Investor pricing	Pull-through rate	82.5% – 100%
Liabilities measured on a recurring basis:
Forward loan sale commitments:	125	Investor pricing	Pull-through rate	82.5% – 100%
Best efforts contracts — hedging commitments
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	558	Discounted appraisals	Collateral discounts	5 – 30%
Foreclosed real estate	422	Discounted appraisals	Collateral discounts	5 – 30%

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

The estimates of fair value of financial instruments were based on information available at September 30, 2017 and December 31, 2016 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2017 (unaudited)		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Cash and cash equivalents	$43,085	$43,085	$43,085	$—	$—
Loans, net	584,264	589,491	—	—	589,491
Loans held for sale	9,882	9,882	—	9,882	—
FHLB stock	7,408	N/A	N/A	N/A	N/A
Accrued interest receivable	1,863	1,863	—	—	1,863
Financial liabilities:
Non-certificate accounts	303,122	303,122	303,122	—	—
Certificate accounts	165,354	165,818	—	165,818	—
Borrowed funds	153,000	152,841	—	152,841	—
Accounts interest payable	57	57	—	57	—

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

	December 31, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Cash and cash equivalents	$44,658	$44,658	$44,658	$—	$—
Loans, net	525,215	525,822	—	—	525,822
Loans held for sale	23,157	23,157	—	23,157	—
FHLB stock	6,184	N/A	N/A	N/A	N/A
Accrued interest receivable	1,598	1,598	—	—	1,598
Financial liabilities:
Non-certificate accounts	284,430	284,430	284,430	—	—
Certificate accounts	162,884	163,145	—	163,145	—
Borrowed funds	121,250	121,053	—	121,053	—
Accrued interest payable	40	40	—	40	—

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

Net income was $984,000 for the three months ended September 30, 2017 as compared to net income of $1.2 million for the three months ended September 30, 2016.  The decrease in earnings for the three months ended September 30, 2017 as compared to the same period in 2016 was impacted by a decrease of $387,000 in non-interest income and an increase of $96,000 in non-interest expenses, partially offset by a $229,000 increase in net interest income. Non-interest income decreased $387,000 primarily due to a decrease of $450,000 in net gains on sales of loans and other mortgage banking income for the three months ended September 30, 2017 as compared to the same period in 2016.  A loss in the fair value of mortgage derivatives and a net change in the fair value of loans held for sale of $232,000 was recorded during the three months ended September 30, 2017 as compared to a gain of $22,000 during the three months ended September 30, 2016.  Gains on sales of mortgage loans decreased $200,000 to $1.2 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016, due to a decrease in the net margin and a decrease in the volume of mortgage loans sold as compared to the prior year period.  Mortgage loans sold during the three months ended September 30, 2017 totaled $61.7 million as compared to $63.8 million during the three months ended September 30, 2016.  The $96,000 increase in non-interest expense was primarily due to an increase of $312,000 in salary and employee benefits, and a $32,000 increase in professional fees, partially offset by a decrease of $120,000 in deposit servicing expenses primarily due to a decrease in debit card costs, and a decrease of $47,000 in foreclosed real estate expense. Net interest income increased $229,000, or 4.8%, to $5.0 million for the three months ended September 30, 2017 from $4.8 million for the three months ended September 30, 2016 due to a $13.9 million increase in net interest-earning assets to $144.3 million for the three months ended September 30, 2017, partially offset by a decrease in our interest rate spread of 28 basis points to 2.90% for the three months ended September 30, 2017 as compared to 3.18% for the prior year period.

Net income decreased $405,000 to $2.4 million for the nine months ended September 30, 2017 as compared to net income of $2.8 million for the nine months ended September 30, 2016, primarily due to an increase of $924,000 in non-interest expense and a $531,000 decrease in non-interest income, partially offset by an increase of $821,000 in net interest income.  Non-interest expenses increased $924,000, or 6.1%, to $16.0 million for the nine months ended September 30, 2017 from $15.1 million for the nine months ended September 30, 2016.  The increase in non-interest expenses was primarily due to increased salary and employee benefits expense, which increased $834,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to an increase in full time equivalents (“FTEs”) which totaled 150 at September 30, 2017, 144 FTEs at December 31, 2016, and 143 FTEs at September 30, 2016, general merit increases, an increase in SERP expense of $148,000, and an increase of $117,000 in stock-based compensation expense related to awards made under our 2015 Equity Incentive Plan and our ESOP Plan. Non-interest income decreased $531,000, or 8.5%, to $5.7 million for the nine months ended September 30, 2017 from $6.3 million for the nine months ended September 30, 2016, primarily due to a decrease of $758,000 in net gains on sales of loans and other mortgage banking income.  A loss resulting from the decrease in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $422,000 was recorded during the nine months ended September 30, 2017 as compared to a gain of $365,000 for the nine months ended September 30, 2016, resulting in a decrease of $787,000 between periods.  Gains on sales of mortgage loans increased $17,000 and totaled $3.2 million for the nine months ended September 30, 2017 and 2016. Mortgage loans sold during the nine months ended September 30, 2017 amounted to $168.8 million as compared to $155.4 million during the nine months ended September 30, 2016.  The increase in the net gain on sales of mortgage loans was due to the higher volume of loans sold during the nine months ended September 30, 2017, partially offset by a decline in  the net margin.  Net interest income increased $821,000, or

6.0%, to $14.5 million for the nine months ended September 30, 2017 from $13.7 million for the nine months ended September 30, 2016 due to a $9.6 million increase in net interest-earning assets to $138.5 million for the nine months ended September 30, 2017 as compared to the prior year period.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Assets.  Our total assets increased $55.5 million, or 8.6%, to $699.7 million at September 30, 2017 from $644.2 million at December 31, 2016 primarily due to an increase in loans held for investment.  Total loans increased $58.9 million, or 11.2%, to $582.8 million at September 30, 2017 from $523.9 million at December 31, 2016.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $44.5 million, or 18.3%, to $287.9 million at September 30, 2017 from $243.4 million at December 31, 2016. Residential one-to four-family loans increased due to purchases of $21.9 million of loans at a purchase price of $22.2 million from third parties as well as organic loan growth. Commercial real estate loans increased $10.8 million, or 7.8% to $149.8 million at September 30, 2017 as compared to $138.9 million at December 31, 2016.  Commercial construction loans increased $3.4 million, or 31.3% to $14.4 million at September 30, 2017. Cash and cash equivalents decreased $1.6 million during the nine months ended September 30, 2017 primarily due to a decrease in interest-earning deposits. Loans held for sale declined $13.3 million during the nine months ended September 30, 2017 as loan sales outpaced loan originations.

Loans.  A summary of the balances of loans are as follows:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$287,895	49.40%	$243,385	46.46%
Home equity loans and lines of credit	72,350	12.42	76,175	14.54
Commercial real estate	149,767	25.70	138,946	26.52
Commercial business	16,219	2.78	13,308	2.54
Commercial construction	14,372	2.47	10,946	2.09
SBA loans	40,989	7.03	39,948	7.63
Consumer	1,170	0.20	1,165	0.22
Total loans	582,762	100.00%	523,873	100.00%
Net deferred loan costs	4,328		3,835
Allowance for loan losses	(2,826)		(2,493)
Total loans, net	$584,264		$525,215

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $21.2 million, or 4.7%, to $468.5 million at September 30, 2017 from $447.3 million at December 31, 2016.  The increase in deposits was a result of an increase of $6.9 million or 6.5%, in savings and interest bearing deposit accounts, an increase of $6.1 million, or 8.7% in money market accounts, and an increase of $2.5 million, or 1.5% in certificates of deposit accounts.  The increase in certificates of deposit was primarily in the five-year maturity category.  Non-interest bearing demand deposits increased $5.5 million, or 5.1% from $107.0 million at December 31, 2016 to $112.4 million at September 30, 2017.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$112,426	24.00%	$106,962	23.91%
Money market accounts	76,586	16.35	70,462	15.75
Savings and interest-bearing demand deposit accounts	112,533	24.02	105,675	23.63
Club accounts	1,577	0.33	1,331	0.30
Total transaction accounts	303,122	64.70	284,430	63.59
Certificates of deposit	165,354	35.30	162,884	36.41
Total deposits	$468,476	100.00%	$447,314	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) as an alternate funding source. Borrowed funds at September 30, 2017 totaled $153.0 million as compared to $121.3 million at December 31, 2016, an increase of $31.7 million, or 26.2%.  Borrowed funds at September 30, 2017 were comprised of $151.3 million of short-term advances at a weighted average rate of 1.26% as compared to short-term advances of $119.5 million at December 31, 2016 at a weighted average rate of 0.74%.  The increase in overnight advances during the nine months ended September 30, 2017 was to fund the increase in loans.  Long-term FHLBB advances totaled $1.8 million at September 30, 2017 and December 31, 2016, were borrowed at no cost under the FHLBB’s Jobs for New England Program, and mature in 2021.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $70.9 million at September 30, 2017 from $68.6 million at December 31, 2016.  The increase in stockholders’ equity was due to net income of $2.4 million, stock-based compensation of $100,000, and $224,000 of ESOP shares committed to be allocated, partially offset by stock repurchases of $333,000 during the nine months ended September 30, 2017.

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

Non-performing loans increased to $4.8 million, or 0.83% of total loans at September 30, 2017, from $4.7 million, or 0.89% of total loans, at December 31, 2016 primarily due to a $454,000 increase in commercial real estate non-performing loans and a $673,000 increase in SBA non-performing loans, partially offset by a$787,000 decrease in non-performing one- to four-family residential loans.  A restructured residential one- to four-family loan with a balance of $213,000 was moved to performing status in 2017 due to satisfactory payment performance, while three non-performing residential loans totaling $1.1 million were paid off during the nine months ended September 30, 2017. Two new loans totaling $587,000 were added to non-performing one- to four-family residential loans during the nine months ended September 30, 2017. A home equity loan of $110,000 was paid off during the three months ended September 30, 2017.  Commercial real estate non-performing loans increased $454,000 due to the addition of a $584,000 loan, partially offset by a payoff of an $130,000 loan during the nine months ended September 30, 2017.  SBA non-performing loans increased $673,000 primarily due to the addition of two loans totaling $530,000.

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

Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is recorded at fair value less costs to sell.  Foreclosed real estate was $4.6 million at September 30, 2017 and $422,000 at December 31, 2016.  A $4.0 million troubled debt restructured commercial real estate loan was transferred to foreclosed real estate during the nine months ended September 30, 2017.  Non-performing assets increased $4.4 million during the nine months ended September 30, 2017 from $5.1 million at December 31, 2016 to $9.5 million at September 30, 2017 due to the increase in non-performing loans and foreclosed real estate discussed above.

Accruing Troubled Debt Restructured Loans

Accruing troubled debt restructurings totaled $6.1 million at September 30, 2017, a decrease of $2.2 million from $8.3 million at December 31, 2016.  The decrease in accruing troubled debt restructurings was primarily due to a $4.0 million troubled debt restructured commercial real estate loan which was transferred to foreclosed real estate,  partially offset by one one-to four family residential loan of $211,000 which was moved from non-performing to accruing status, five restructured home equity loans and lines of credit that totaled $522,000, one commercial real estate loan which totaled $259,000 and three SBA loans to one borrower totaling $761,000 entered into during the nine months ended September 30, 2017.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$1,631	$1,629
Home equity loans and lines of credit	325	316
Commercial real estate loans	584	130
Commercial business loans	—	—
SBA loans	691	18
Commercial construction loans	—	—
Consumer loans	—	—
Total nonaccrual loans	3,231	2,093
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	1,244	2,033
Home equity loans and lines of credit	244	419
Commercial real estate loans	108	108
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	1,596	2,560
Total nonperforming loans	4,827	4,653
Foreclosed real estate:
Residential real estate mortgage loans:
1-4 family	—	—
Home equity loans and lines of credit	—	—
Commercial real estate loans	4,223	—
Commercial business loans	—	—
SBA loans	411	422
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	4,634	422
Total nonperforming assets	$9,461	$5,075

Total accruing troubled debt restructured loans	$6,121	$8,316
Delinquent loans 60 — 89 days past due	$653	$1,282
Ratios:
Loans 60-89 days past due to total loans	0.11%	0.24%
Non-performing loans to total loans	0.83%	0.89%
Non-performing assets to total assets	1.35%	0.79%

For the three months ended September 30, 2017 and 2016, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $46,000 and $40,000, respectively.  The amount that was included in interest income on such loans totaled $44,000 and $17,000 for the three months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, gross interest income that would have been recorded had the non-performing loans been current in accordance with their original terms was $133,000 and $171,000, respectively.  The amount that was included in interest income on such loans totaled $136,000 and $103,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

(Dollars in thousands)	September 30, 2017	December 31, 2016
Special mention	$—	$2,004
Substandard	6,519	5,800
Doubtful	—	—
Loss	—	—
Total classified and special mention loans	$6,519	$7,804

The level of classified and special mention loans decreased by $1.3 million to $6.5 million at September 30, 2017 from $7.8 million at December 31, 2016.  Special mention loans decreased $2.0 million from December 31, 2016.  Five loans totaling $829,000 were upgraded to pass rated loans that were previously classified as “special mention”, two loans totaling $115,000 were paid off, and two loans totaling $864,000 were downgraded to “substandard”.   “Substandard” loans increased $719,000 from December 31, 2016 primarily due to the downgrade of three performing loans to one borrower totaling $3.1 million primarily due to operating losses; the downgrade of three loans totaling $761,000 to one borrower due to closure of the related business; the downgrade of $864,000 of loans from “special mention” to “substandard”, and the downgrade of one other loan totaling $250,000, partially offset by the transfer of one commercial real estate loan totaling $4.0 million to foreclosed real estate in September 2017.

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

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$2,720	$2,374	$2,493	$2,194
Provision for loan losses	100	89	313	343
Charge-offs:
Residential 1-4 family	—	—	(6)	(20)
Home equity loans and lines of credit	—	—	—	(67)
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	—	(17)	—	(30)
Commercial construction	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	(17)	(6)	(117)
Recoveries on charged-off loans
Residential 1-4 family	—	5	6	5
Home equity loans and lines of credit	1	2	3	10
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	2	—	5	9
Commercial construction	—	—	—	—
Consumer	3	3	12	12
Total recoveries	6	10	26	36
Net (charge-offs) recoveries	6	(7)	20	(81)
Balance at end of period	$2,826	$2,456	$2,826	$2,456
Annualized net loans (charge-offs) recoveries to average loans outstanding	0.00%	(0.01)%	0.00%	(0.02)%
Allowance for loan losses to non-performing loans at end of period	58.55%	48.96%	58.55%	48.96%
Allowance for loan losses to total loans at end of period	0.48%	0.47%	0.48%	0.47%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016.

General.  Net income was $984,000 for the three months ended September 30, 2017 as compared to net income of $1.2 million for the three months ended September 30, 2016.  The decrease in earnings for the three months ended September 30, 2017 as compared to the same period in 2016 was impacted by a decrease of $387,000 in non-interest income and an increase of $96,000 in non-interest expenses, partially offset by a $229,000 increase in net interest income. Non-interest income decreased $387,000 primarily due to a decrease of $450,000 in net gains on sales of loans and other mortgage banking income for the three months ended September 30, 2017 as compared to the same period in 2016.  A loss in the fair value of mortgage derivatives and a net change in the fair value of loans held for sale of $232,000 was recorded during the three months ended September 30, 2017 as compared to a gain of $22,000 during the three months ended September 30, 2016.  Gains on sales of mortgage loans decreased $200,000 to $1.2 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016, due to a decrease in the net margin and a decrease in the volume of mortgage loans sold as compared to the prior year period.  Mortgage loans sold during the three months ended September 30, 2017 totaled $61.7 million as compared to $63.8 million during the three months ended September 30, 2016.  The $96,000 increase in non-interest expense was primarily due to an increase of $312,000 in salary and employee benefits, and a $32,000 increase in professional fees, partially offset by a decrease of $120,000 in deposit servicing expenses primarily due to a decrease in debit card costs, and a decrease of $47,000 in foreclosed real estate expense. Net interest income increased $229,000, or 4.8%, to $5.0 million for the three months ended September 30, 2017 from $4.8 million for the three months ended September 30, 2016 due to a $13.9 million increase in net interest-earning assets to $144.3 million for the three months ended September 30, 2017, partially offset by a decrease in our interest rate spread of 28 basis points to 2.90% for the three months ended September 30, 2017 as compared to 3.18% for the prior year period.

Interest Income.  Interest income increased $714,000, or 13.0%, to $6.2 million for the three months ended September 30, 2017 from $5.5 million for the three months ended September 30, 2016.  The increase reflected an increase in the average balance of interest-earning assets of $66.1 million to $637.1 million for the three months ended September 30, 2017 as compared to $571.0 million for the three months ended September 30, 2016, and an increase in the average yield on interest-earning assets to 3.86% for the three months ended September 30, 2017 as compared to 3.82% for the three months ended September 30, 2016.  The majority of our interest income was derived from interest and fees on loans.  The average yield on interest-earning assets increased by four basis points to 3.86% due to the nine basis points increase in the average loan yield and the $47.3 million increase in average loans and loans held for sale during the three months ended September 30, 2017 as compared to the same prior year period.

Interest and fees on loans increased $617,000, or 11.4%, to $6.0 million for the three months ended September 30, 2017 from $5.4 million for the three months ended September 30, 2016.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $47.3 million to $589.6 million for the three months ended September 30, 2017 as compared to $542.3 million for the three months ended September 30, 2016.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family real estate loan portfolio.  Our average yield on loans increased to 4.05% for the three months ended September 30, 2017 from 3.96% for the three months ended September 30, 2016 primarily due to an increase in market interest rates.

Interest income on cash and cash equivalents and increased $88,000 to $114,000 for the three months ended September 30, 2017 from $26,000 for the three months ended September 30, 2016 due primarily to the $22.2 million increase in average cash and cash equivalents as we increased our on-balance sheet liquidity, coupled with a 55 basis points increase in the average yield.

Interest Expense. Interest expense increased $485,000, or 69.1%, to $1.2 million for the three months ended September 30, 2017 from $702,000 for the three months ended September 30, 2016 primarily due to a $216,000 increase in interest expense on certificates of deposit. Interest expense on certificates of deposit increased $216,000 due primarily to an increase of $51.6 million in the average balance of certificates of deposit during the three months ended September 30, 2017 as compared to the same prior year period.  During the fourth quarter of 2016, we obtained $44.4 million of certificates of deposit through a nationwide on-line service (“national market”), with the remainder of the increase due to organic growth.  The average rate paid to certificate of deposit holders increased six basis points to 1.51% for the three months ended September 30, 2017 from 1.45% for the three months ended September 30, 2016 due to an increase in the average balance of longer duration certificates of deposit.

Interest expense on borrowed funds increased $258,000 to $446,000 for the three months ended September 30, 2017 from $188,000 for the three months ended September 30, 2016 due to a 76 basis points increase in the average cost of funds as short-term interest rates increased in December 2016, March 2017 and June 2017.  The average balance of borrowed funds decreased $10.5 million to $141.5 million for the three months ended September 30, 2017 from $152.0 million for the three months ended September 30, 2016, as we decreased average short-term borrowings as a result of the average loan sale volume outpacing new loans originated for sale.

Net Interest Income.  Net interest income increased $229,000, or 4.8%, to $5.0 million for the three months ended September 30, 2017 from $4.8 million for the three months ended September 30, 2016. This increase was due to a $13.9 million increase in net interest-earning assets to $144.3 million for the three months ended September 30, 2017, partially offset by a decrease in our interest rate spread of 28 basis points to 2.90% for the three months ended September 30, 2017 as compared to 3.18% for the prior year period.  The net interest margin decreased 21 basis points to 3.12% for the three months ended September 30, 2017 from 3.33% for the three months ended September 30, 2016.

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

	Three months ended September 30, 2017 vs. 2016
	Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$617	$487	$130
Cash and cash equivalents	88	48	40
Federal Home Loan Bank of Boston stock and other investments	9	(22)	31
Total interest-earning assets	714	513	201
Interest-bearing liabilities:
Money Market accounts	8	7	1
Savings accounts	2	1	1
Club accounts	1	—	1
Certificates of deposit	216	198	18
Borrowed funds	258	(12)	270
Total interest-bearing liabilities	485	194	291
Net interest income	$229	$319	$(90)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2017 and 2016.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended September 30, 2017			Three months ended September 30, 2016
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$589,568	$6,015	4.05%	$542,288	$5,398	3.96%
Cash and cash equivalents	40,814	114	1.11%	18,588	26	0.56%
Federal Home Loan Bank of Boston stock and other investments	6,725	63	3.72%	10,087	54	2.13%
Total interest-earning assets	637,107	6,192	3.86%	570,963	5,478	3.82%
Non-interest-earning assets	43,110			41,610
Total assets	$680,217			$612,573

Liabilities and Equity:
Money market accounts	$74,939	80	0.42%	$68,740	72	0.42%
Savings accounts	108,667	27	0.10%	103,794	25	0.10%
Club accounts	1,534	1	0.26%	1,535	—	—%
Certificates of deposit	166,149	633	1.51%	114,516	417	1.45%
Total interest-bearing deposits	351,289	741	0.84%	288,585	514	0.71%
Borrowed funds	141,493	446	1.25%	151,990	188	0.49%
Total interest bearing liabilities	492,782	1,187	0.96%	440,575	702	0.63%
Non-interest bearing deposits	110,180			95,686
Other liabilities	7,383			8,145
Total liabilities	610,345			544,406
Stockholders’ equity	69,872			68,167
Total liabilities and stockholders’ equity	$680,217			$612,573

Net interest income		$5,005			$4,776
Net interest rate spread(1)			2.90%			3.18%
Net interest-earning assets(2)	$144,325			$130,388

Net interest margin(3)			3.12%			3.33%
Average interest-earning assets to interest-bearing liabilities			129.29%			129.59%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $100,000 was recorded to the allowance for loan losses during the three months ended September 30, 2017, an increase of $11,000 as compared to a provision of $89,000 for the three months ended September 30, 2016. During the three months ended September 30, 2017, a provision of $72,000 was recorded relating to the residential one-to four- family loan portfolio primarily due to loan growth and a provision of $35,000 was recorded relating to the commercial real estate loan portfolio primarily due to loan growth coupled with additional credit risk associated with increased interest rates.  We recorded a credit provision of $24,000 for the three months ended September 30, 2017 relating to the SBA portfolio primarily due to a decrease in general reserves on loans risk rated “special mention” and “substandard.” We recorded net recoveries of $6,000 for the three months ended September 30, 2017.  Our provisions are based on our assessment of loss history, current asset quality and economic trends.

A provision for loan losses of $89,000 was recorded to the allowance for loan losses during the three months ended September 30, 2016. During the three months ended September 30, 2016, a provision of $60,000 was recorded to the residential one- to four-family loan portfolio, a provision of $18,000 was recorded to the commercial real estate loan portfolio and an $18,000 provision was recorded for the commercial construction portfolio all primarily due to loan growth.

Non-Interest income.  Non-interest income decreased $387,000, or 16.1%, to $2.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  The $387,000 decrease was primarily due to a decrease of $450,000 in net gains on sales of loans and other mortgage banking income for the three months ended September 30, 2017 as compared to the same period in 2016, partially offset by an increase of $52,000 in customer service fees.  A loss in the fair value of mortgage derivatives and net change in the fair value of loans held for sale of $232,000 was recorded during the three months ended September 30, 2017 as compared to a gain of $22,000 during the three months ended September 30, 2016.  Gains on sales of mortgage loans decreased $200,000 to $1.2 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016, due to a decrease in the net margin and a decrease in the volume of mortgage loans sold as compared to the prior year period.  Mortgage loans sold during the three months ended September 30, 2017 totaled $61.7 million as compared to $63.8 million during the three months ended September 30, 2016.  Customer service fees increased $52,000 primarily due to an increase in VISA and ATM fees.

Non-Interest expense.  Non-interest expense increased $96,000, or 1.9%, to $5.3 million for the three months ended September 30, 2017 from $5.2 million for the three months ended September 30, 2016.  The $96,000 increase in non-interest expense was primarily due to an increase of $312,000 in salary and employee benefits expense, and a $32,000 increase in professional fees, partially offset by a decrease of $120,000 in deposit servicing expenses primarily due to a decrease in debit card costs, and a decrease of $47,000 in foreclosed real estate expenses.  The $312,000 increase in salary and employee benefits expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to an increase of 7 FTEs, a $49,000 increase in SERP expense, general merit increases, and a $40,000 increase in stock-based compensation related to awards made under our 2015 Equity Incentive Plan and our ESOP.  The increase in FTEs was primarily due to additional employees needed primarily due to loan volume.  Professional fees increased $32,000 due to an increase in legal expenses.

Income tax expense.  Income tax expense of $686,000 was recorded for the three months ended September 30, 2017, a decrease of $66,000, or 8.8%, as compared to $752,000 of income tax expense for the three months ended September 30, 2016.  The decrease in income tax expense was primarily due to a decrease in pre-tax income of $265,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  The effective tax rates for the three months ended September 30, 2017 and 2016 were 41.1% and 38.9%, respectively.  The increase in the effective tax rate was due to the income tax impact of the increase in compensation expense of ESOP shares committed to be allocated due to the increase in market value of our stock during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and September 30, 2016

General.  Net income decreased $405,000 to $2.4 million for the nine months ended September 30, 2017 as compared to net income of $2.8 million for the nine months ended September 30, 2016, primarily due to an increase a $924,000 non-interest expense and a $531,000 decrease in non-interest income, partially offset by an increase of $821,000 in net interest income.  Non-interest expenses increased $924,000, or 6.1%, to $16.0 million for the nine months ended September 30, 2017 from $15.1 million for the nine months ended September 30, 2016.  The increase in non-interest expenses was primarily due to increased salary and employee benefits expense, which increased $834,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to an increase in full time equivalents (“FTEs”) which totaled 150 at September 30, 2017, 144 FTEs at December 31, 2016, and 143 FTEs at September 30, 2016, general merit increases, an increase in SERP expense of $148,000, and an increase of $117,000 in stock-based compensation expense related to awards made under our 2015 Equity Incentive Plan and our ESOP Plan. Non-interest income decreased $531,000, or 8.5%, to $5.7 million for the nine months ended September 30, 2017 from $6.3 million for the nine months ended September 30, 2016, primarily due to a decrease of $758,000 in net gains on sales of loans and other mortgage banking income.  A loss resulting from the decrease in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $422,000 was recorded during the nine months ended September 30, 2017 as compared to a gain of $365,000 for the nine months ended September 30, 2016, resulting in a decrease of $787,000 between periods.  Gains on sales of mortgage loans increased $17,000 and totaled $3.2 million for the nine months ended September 30, 2017 and 2016. Mortgage loans sold during the nine months ended September 30, 2017 amounted to $168.8 million as compared to $155.4 million during the nine months ended September 30, 2016.  The increase in the net gain on sales of mortgage loans was due to the higher volume of loans sold during the nine months ended September 30, 2017, partially offset by a decline in  the net margin.  Net interest income increased $821,000, or 6.0%, to $14.5 million for the nine months ended September 30, 2017 from $13.7 million for the nine months ended September 30, 2016 due to a $9.6 million increase in net interest-earning assets to $138.5 million for the nine months ended September 30, 2017 as compared to the prior year period.

Interest Income.  Interest income increased $2.0 million, or 12.6%, to $17.7 million for the nine months ended September 30, 2017 from $15.7 million for the nine months ended September 30, 2016.  The increase reflected an increase in the average balance of interest-earning assets of $63.6 million to $608.7 million for the nine months ended September 30, 2017 as compared to $545.0 million for the nine months ended September 30, 2016.  The average yield on interest-earning assets increased slightly to 3.88% for the nine months ended September 30, 2017 as compared to 3.84% for the nine months ended September 30, 2016.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $1.7 million, or 11.2%, to $17.2 million for the nine months ended September 30, 2017 from $15.5 million for the nine months ended September 30, 2016.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $45.3 million to $564.0 million for the nine months ended September 30, 2017 as compared to $518.7 million for the nine months ended September 30, 2016.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family loan portfolio during the nine months ended September 30, 2017 as compared to the prior year period.  Our average yield on loans increased to 4.07% for the nine months ended September 30, 2017 as compared to 3.98% for the nine months ended September 30, 2016 primarily due to an increase in market interest rates.

Interest income on cash and cash equivalents increased $202,000 to $278,000 for the nine months ended September 30, 2017 from $76,000 for the nine months ended September 30, 2016 primarily due to the $22.5 million increase in average cash and cash equivalents as we increased our on-balance sheet liquidity, coupled with a 33 basis points increase in the average yield.

Interest Expense. Interest expense increased $1.2 million, or 58.7%, to $3.1 million for the nine months ended September 30, 2017 from $2.0 million for the nine months ended September 30, 2016 primarily due to an increase of $659,000 in interest expense on certificates of deposit.

Interest expense on certificates of deposit increased $659,000 primarily due to an increase of $53.1 million in the average balance of certificates of deposit during the nine months ended September 30, 2017 as compared to the prior year period.  During the fourth quarter of 2016, $44.4 million of certificates of deposit were obtained through the national market, with the remainder of the increase due to organic growth.  The average rate paid to certificate of deposit holders increased seven basis points to 1.51% for the nine months ended September 30, 2017 from 1.44% for the nine months ended September 30, 2016 due to an increase in the average balance of longer duration certificates of deposit.

Interest expense on borrowed funds increased $482,000 to $963,000 for the nine months ended September 30, 2017 from $481,000 for the nine months ended September 30, 2016 primarily due to an increase in the average cost of borrowed funds.  The average cost of borrowed funds increased 56 basis points to 1.05% for the nine months ended September 30, 2017 from 49 basis points for the nine months ended September 30, 2016, due to the increase in short-term interest rates.  The average balance of borrowed funds decreased $9.3 million to $123.1 million for the nine months ended September 30, 2017 from $132.4 million for the nine months ended September 30, 2016, as we decreased short-term average borrowings as average loan sale volume outpaced new average loan originations.

Net Interest Income.  Net interest income increased $821,000, or 6.0%, to $14.5 million for the nine months ended September 30, 2017 from $13.7 million for the nine months ended September 30, 2016. This increase was due to a $9.6 million increase in net interest-earning assets to $138.5 million for the nine months ended September 30, 2017 as compared to the prior year period. This increase was partially offset by a decrease in our interest rate spread of 22 basis points to 2.99% for the nine months ended September 30, 2017 as compared to 3.21% for the prior year period.  The net interest margin decreased to 3.19% for the nine months ended September 30, 2017 from 3.36% for the nine months ended September 30, 2016.

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

	Nine months ended September 30, 2017 vs. 2016 Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$1,729	$1,392	$337
Cash and cash equivalents	202	196	6
Federal Home Loan Bank of Boston stock and other investments	52	(79)	131
Total interest-earning assets	1,983	1,509	474
Interest-bearing liabilities:
Money Market accounts	15	12	3
Savings accounts	6	5	1
Club accounts	—	—	—
Certificates of deposit	659	602	57
Borrowed funds	482	(31)	513
Total interest-bearing liabilities	1,162	588	574
Net interest income	$821	$928	$(107)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2017 and 2016.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$564,000	$17,184	4.07%	$518,671	$15,455	3.98%
Cash and cash equivalents	38,552	278	0.96%	16,065	76	0.63%
Federal Home Loan Bank of Boston stock and other investments	6,126	202	4.41%	10,303	150	1.94%
Total interest-earning assets	608,678	17,664	3.88%	545,039	15,681	3.84%
Non-interest-earning assets	44,007			41,261
Total assets	$652,685			$586,300

Liabilities and Equity:
Money market accounts	$73,199	232	0.42%	$69,314	217	0.42%
Savings accounts	106,901	78	0.10%	100,505	72	0.10%
Club accounts	1,461	1	0.09%	1,467	1	0.09%
Certificates of deposit	165,525	1,868	1.51%	112,445	1,209	1.44%
Total interest-bearing deposits	347,086	2,179	0.84%	283,731	1,499	0.71%
Borrowed funds	123,140	963	1.05%	132,409	481	0.49%
Total interest bearing liabilities	470,226	3,142	0.89%	416,140	1,980	0.64%
Non-interest bearing deposits	106,253			93,468
Other liabilities	7,098			7,073
Total liabilities	583,577			516,681
Stockholders’ equity	69,108			69,619
Total liabilities and stockholders’ equity	$652,685			$586,300

Net interest income		$14,522			$13,701
Net interest rate spread(1)			2.99%			3.21%
Net interest-earning assets(2)	$138,452			$128,899
Net interest margin(3)			3.19%			3.36%
Average interest-earning assets to interest-bearing liabilities			129.44%			130.97%

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

(4)         Annualized.

Provision for loan losses.  A provision of $313,000 was recorded during the nine months ended September 30, 2017.  We recorded $150,000 of the provision for the nine months ended September 30, 2017 related to the residential one- to four-family loan portfolio primarily due to loan growth and $131,000 of the provision related to the commercial real estate loan portfolio based on loan growth as well as the additional credit risk associated with increased interest rates. We recorded a credit provision of $11,000 for the nine months ended September 30, 2017 related to the home equity portfolio primarily due to a decrease in the book value of the portfolio.  We recorded net recoveries of $20,000 for the nine months ended September 30, 2017.

A provision for loan losses of $343,000 was recorded to the allowance for loan losses during the nine months ended September 30, 2016, principally due to loan growth in the residential and commercial loan categories. During the nine months ended September 30, 2016, a provision of $163,000 was recorded relating to the residential one- to four-family loan portfolio, a provision of $56,000 was recorded related to the commercial real estate portfolio, a provision of $30,000 was recorded to the commercial business portfolio and a provision of $34,000 was recorded to the commercial construction portfolio primarily due to loan growth.  We recorded a provision of $58,000 on the home equity portfolio during the nine months ended September 30, 2016.  Net charge-offs of $57,000 on the home equity loan portfolio were recorded during the nine months ended September 30, 2016.

Non-Interest income.  Non-interest income decreased $531,000, or 8.5%, to $5.7 million for the nine months ended September 30, 2017 from $6.3 million for the nine months ended September 30, 2016.  The decrease in non-interest income was primarily due to a decrease of $758,000 in net gains on sales of loans and other mortgage banking income.  A loss resulting from the decrease in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $422,000 was recorded during the nine months ended September 30, 2017 as compared to a gain of $365,000 for the nine months ended September 30, 2016, resulting in a decrease of $787,000 between periods.  Gains on sales of mortgage loans increased $17,000 and totaled $3.2 million for the nine months ended September 30,2017 and 2016.. Mortgage loans sold during the nine months ended September 30, 2017 amounted to $168.8 million as compared to $155.4 million during the nine months ended September 30, 2016.  The increase in the net gain on sales of mortgage loans was due to the higher volume of loans sold during the nine months ended September 30, 2017, partially offset by a decline in  the net margin.  Customer service fees increased $178,000 to $2.6 million for the nine months ended September 30, 2017 from $2.4 million for the nine months ended September 30, 2016 primarily due to higher VISA and ATM fees.

Non-Interest expenses.  Non-interest expenses increased $924,000, or 6.1%, to $16.0 million for the nine months ended September 30, 2017 from $15.1 million for the nine months ended September 30, 2016.  The increase in non-interest expenses was primarily due to increased salary and employee benefits expense, which increased $834,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to an increase in FTEs which totaled 150 at September 30, 2017, 144 FTEs at December 31, 2016, and 143 FTEs at September 30, 2016, general merit increases, an increase in SERP expense of $148,000, and an increase of $117,000 in stock-based compensation expense related to awards made under our 2015 Equity Incentive Plan and our ESOP Plan.

Occupancy expense increased $120,000 to $2.4 million for the nine months ended September 30, 2017 from $2.3 million for the nine months ended September 30, 2016 due to snow removal costs and landscaping costs, and $85,000 of increased depreciation expense.  Data processing expense increased $134,000 to $1.4 million for the nine months ended September 30, 2017 from $1.3 million for the same period in 2016, due to an increase in software expense of $39,000 as well as cost of service increases.  Deposit servicing expense decreased $89,000 to $669,000 for the nine months ended September 30, 2017 from $758,000 for the same period in 2016 primarily due to decreased debit card expenses.  Professional fees increased $48,000 to $607,000 during the nine months ended September 30, 2017 as compared to the prior year period primarily due to increased legal and audit fees.  FDIC insurance expense decreased $51,000 due to a lower FDIC assessment rate.  Foreclosed real estate expense declined $75,000 to $21,000 during the nine months ended September 30, 2017 as compared to the prior year period primarily due to a decrease in the provision for foreclosed real estate.

Income tax expense.  Income tax expense of $1.6 million was recorded for the nine months ended September 30, 2017, a decrease of $199,000, as compared to $1.8 million of income tax expense for the nine months ended September 30, 2016.  The decrease in income tax expense was primarily due to a decrease of $604,000 in pre-tax income during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  The effective tax rate for the nine months ended September 30, 2017 was 40.4% as compared to 39.4% for the nine months ended September 30, 2016.

Liquidity

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2017.

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

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At September 30, 2017, cash and cash equivalents totaled $43.1 million.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2017, the Bank had $59.7 million in commitments to originate loans, $33.2 million of which will be sold.  In addition to commitments to originate loans, the Bank had $80.0 million in unused lines of credit to borrowers.  Commitments to purchase loans from third parties totaled $5.3 million at September 30, 2017.  Certificates of deposit due within one year of September 30, 2017 totaled $52.5 million, or 11.1%, of total deposits, of which $14.4 million are national market certificates of deposit.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $20.4 million as of September 30, 2017.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before September 30, 2018.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of September 30, 2017.

The Corporation’s primary investing activity is originating loans.  During the nine months ended September 30, 2017 and for the year ended December 31, 2016, loan originations, net of principal repayments totaled $41.9 million, and $42.6 million, respectively. During the nine months ended September 30, 2017 and the year ended December 31, 2016, purchases of loans from third party originators totaled $22.2 million and $17.8 million, respectively.

Financing activities consist primarily of activity in deposit accounts, borrowed funds from the Federal Home Loan Bank of Boston advances and stock repurchases.  We experienced a net increase in deposits of $21.2 million and $73.8 million for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net increase in short term borrowed funds was $31.8 million during the nine months ended September 30, 2017 as compared to an increase of $4.0 million for the year ended December 31, 2016 and $1.8 million in long-term advances for the year ended December 31, 2016.  The Corporation repurchased $333,000 of its common stock as part of a previously announced 5% stock repurchase program during the nine months ended September 30, 2017.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Borrowed funds were $153.0 million and $121.3 million at September 30, 2017 and December 31, 2016, respectively.  At September 30, 2017, we had the ability to borrow up to an additional $84.2 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At September 30, 2017, the Bank had the capacity to borrow up to $16.8 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations. In July 2013, the Bank’s primary federal regulator, the FDIC, published final rules (the “Basel III Capital Rules”) that implement, in part, agreements reached by the Basel Committee on Banking Supervision (“Basel Committee”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and imposed new capital requirements on the Bank, effective January 1, 2015. When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increases by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019.  For 2017, the capital conservation buffer is 1.25%.  As of September 30, 2017, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized” under Basel III, framework, the Bank must maintain minimum Total Capital, Tier 1 and Common Equity Tier 1 Capital ratios of 10%, 8% and 6.5% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Bank’s actual capital amounts and ratios are presented as of September 30, 2017 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital for Adequacy with Capital Buffer		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$62,471	13.07%	$38,247	8.00%	$44,223	9.25%	$47,809	10.00%
Tier 1 Capital (to risk weighted assets)	$59,645	12.48%	$28,685	6.00%	$34,661	7.25%	$38,247	8.00%
Common Equity Tier 1 (to risk weighted assets)	$59,645	12.48%	$21,514	4.50%	$27,490	5.75%	$31,076	6.50%
Tier 1 Leverage Capital (to average assets)	$59,645	8.77%	$27,189	4.00%	N/A	N/A	$33,987	6.00%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended September 30, 2017) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At September 30, 2017 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

Not required for smaller reporting companies.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

a)                                     Unregistered Sales of Equity Securities.  None

b)                                     Use of Proceeds.  None

c)                                      Repurchase of Equity Securities.  None

The Corporation’s Board of Directors authorized its third stock repurchase program on November 22, 2016 to acquire up to 247,459 shares, or 5.0% of the Corporation’s then outstanding common stock.  Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  There is no guarantee as to the exact number of shares to be repurchased by the Corporation.  At September 30, 2017, 101,548 shares remained available to be repurchased.

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

101*

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Net Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: November 7, 2017

	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)