Form 10-K
period 2017-12-31
Coastway Bancorp, Inc.
filed 2018-03-12
CIK 1585023

Use these links to rapidly review the document

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

United States
SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2017
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

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

         As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $76.7 million.

         As of March 1, 2018, there were issued and outstanding 4,386,351 shares of the Registrant's Common Stock.

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

Forward Looking Statements

        This annual report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates and changes in the duration of interest-earning assets and interest-bearing liabilities could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses and/or reduce valuations of foreclosed properties; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the "FASB") or the Public Company Accounting Oversight Board ("PCAOB") could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau;

and (xii) some or all of the risks and uncertainties described in "Risk Factors" contained in Item 1A could be realized, which could have a material adverse effect on the Company's business, financial condition and results of operation. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Coastway Bancorp, Inc.

        Coastway Bancorp, Inc. is a Maryland corporation and owns 100% of the common stock of Coastway Community Bank. On January 14, 2014, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of Coastway Bancorp, MHC, selling 4,827,125 shares of common stock at $10.00 per share (contributing $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II) and raising $48.3 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank. At December 31, 2017, Coastway Bancorp, Inc. had total consolidated assets of $738.9 million, total consolidated deposits of $477.0 million, and total consolidated stockholders' equity of $71.3 million. Our executive offices are located at One Coastway Blvd, Warwick, Rhode Island 02886. Our telephone number at this address is (401) 330-1600.

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

        Unemployment has stabilized in Rhode Island with unemployment rates of 4.4% for the entire state, 4.6% for Providence County and 3.9% for Kent County as compared to the national rate of 4.1% as of December 2017. The median household income for 2012-2016 in Rhode Island was $58,000, in Providence County it was $51,000 and in Kent County it was $66,000, as compared to the national median of $55,000.

        According to the latest U.S. Census estimates, Rhode Island reported a population of 1.1 million as of July 1, 2017, while the Providence metropolitan statistical area (which includes contiguous portions of Massachusetts and Connecticut), contained a total population of 1.6 million. Rhode Island recorded a 0.6% increase in population from April 1, 2010 to July 1, 2017, and the Providence metropolitan statistical area also recorded a 0.1% increase in population. Providence County, the location of seven of our branch offices, had a population of 634,000 as of July 1, 2016 and recorded an increase in population of 1.1% from April 1, 2010 to July 1, 2016. Kent County, the location of two of our branch offices, reported a population of 165,000 as of July 1, 2016 and recorded a slight population decrease of 0.9% over the same time period. The United States as a whole recorded an increase of 4.7% in total population from April 1, 2010 to July 1, 2016 and an increase of 5.5% in total population from April 15, 2010 to July 1, 2017.

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

        As of June 30, 2017 (the latest date for which information is available), our deposit market share was 1.59% for the State of Rhode Island, with 1.17% of total deposits in Providence County, Rhode Island and 6.93% in Kent County, Rhode Island respectively, making us the 8th largest out of 17 financial institutions in Providence County and the 6th largest out of 12 financial institutions in Kent County. We have been one of the top five SBA lenders in the State of Rhode Island in terms of dollars lent and number of loans originated for the last ten years.

Lending Activities

        Our principal lending activity is originating one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, SBA loans and, to a lesser extent, commercial business loans, commercial construction loans and consumer loans. We also sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining jumbo fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to re-pricing of our loan portfolio. During 2017 and 2016, we purchased individual loans totaling $43.8 million and $17.6 million at a cost of $44.4 million and $17.8 million, respectively, of one- to four-family residential real estate loans from third party originators, which the Bank underwrote in accordance with the Bank's lending policy prior to purchase. In recent years, we have increased and, subject to market conditions and our asset-liability analysis, expect to continue to increase commercial real estate and commercial business lending. Depending on market conditions, we may also sell the guaranteed portions of SBA loans that we originate. We sold $4.2 million of SBA loans for a gain on sale of $328,000 in 2015. There were no sales of SBA loans during 2017 and 2016.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding the carrying value of loans held for sale of $11.1 million, $23.2 million, $19.0 million, $11.0 million, and $8.6 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

	At December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$312,095	50.92%	$243,385	46.46%	$208,777	44.84%
Home equity loans & lines of credit	71,844	11.72	76,175	14.54	76,881	16.51
Commercial real estate loans	156,024	25.46	138,946	26.52	125,782	27.02
Commercial business loans	17,158	2.80	13,308	2.54	8,918	1.92
SBA loans	41,020	6.69	39,948	7.63	39,217	8.42
Commercial construction loans	13,552	2.21	10,946	2.09	4,729	1.02
Consumer loans	1,229	0.20	1,165	0.22	1,252	0.27

Total loans	612,922	100.00%	523,873	100.00%	465,556	100.00%

Other items:
Net deferred loan costs	4,591		3,835		3,661
Allowance for loan losses	(2,920)		(2,493)		(2,194)

Total loans, net	$614,593		$525,215		$467,023

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$134,084	34.99%	$98,180	29.92%
Home equity loans & lines of credit	79,771	20.82	83,334	25.39
Commercial real estate loans	108,025	28.19	91,609	27.91
Commercial business loans	7,698	2.01	8,301	2.53
SBA loans	44,032	11.49	38,004	11.58
Commercial construction loans	8,181	2.14	7,099	2.16
Consumer loans	1,372	0.36	1,672	0.51

Total loans	383,163	100.00%	328,199	100.00%

Other items:
Net deferred loan costs	2,688		2,033
Allowance for loan losses	(1,942)		(1,656)

Total loans, net	$383,909		$328,576

        Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments, scheduled principal amortization and weighted average rates do not reflect scheduled re-pricings.

	One- to Four-Family		Home Equity Loans and Lines of Credit		Commercial Real Estate		Commercial Business
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2018	$30	5.07%	$4,909	4.55%	$4,822	5.09%	$3,952	5.21%
2019	—	—	6,138	4.60	1,478	5.01	549	4.44
2020	—	—	5,432	4.68	7,252	4.72	1,038	3.88
2021 to 2022	3	9.90	12,952	4.37	20,162	4.73	3,401	3.88
2023 to 2027	1,544	4.26	40,695	4.03	98,485	4.56	3,979	4.44
2028 to 2032	9,303	3.76	1,676	5.18	8,374	4.76	623	4.50
2033 and beyond	301,215	4.13	42	5.87	15,451	4.46	3,616	4.31

Total	$312,095	4.12%	$71,844	4.25%	$156,024	4.61%	$17,158	4.45%

	SBA		Commercial Construction		Consumer		Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2018	$5,236	6.09%	$13,552	4.82%	$836	6.64%	$33,337	5.11%
2019	1,877	5.87	—	—	55	7.79	10,097	4.90
2020	632	5.17	—	—	102	8.20	14,456	4.69
2021 to 2022	3,427	5.14	—	—	120	5.44	40,065	4.58
2023 to 2027	9,402	5.15	—	—	51	4.75	154,156	4.45
2028 to 2032	6,932	4.82	—	—	23	7.99	26,931	4.45
2033 and beyond	13,514	4.96	—	—	42	4.75	333,880	4.18

Total	$41,020	5.18%	$13,552	4.82%	$1,229	6.59%	$612,922	4.36%

        The following table sets forth our fixed- and adjustable-rate loans at December 31, 2017 that are due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate mortgage loans:
One- to four-family	$262,840	$49,225	$312,065
Home equity loans and lines of credit	9,765	57,171	66,936
Commercial real estate loans	19,021	132,181	151,202
Commercial business loans	5,105	8,100	13,205
SBA loans	2,198	33,593	35,791
Commercial construction loans	—	—	—
Consumer loans	393	—	393

Total loans	$299,322	$280,270	$579,592

        One- to Four-Family Residential Real Estate Lending.    At December 31, 2017, we had $312.1 million of loans secured by one- to four-family residential real estate, representing 50.9% of our total loan portfolio. In addition, at December 31, 2017, we had $11.1 million of residential mortgages held for sale at fair value. We primarily originate fixed-rate one- to four-family residential real estate loans, but depending on market conditions and borrower preferences, we also offer adjustable-rate loans. At December 31, 2017, 83.6% of our one- to four-family residential real estate loans were fixed-rate loans, and 16.4% of such loans were adjustable-rate loans. At December 31, 2017 and 2016, $96.8 million and $67.5 million of one-to four-family residential real estate loans were purchased from third parties, respectively, which are located in New England, primarily in Massachusetts.

        Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae, Freddie Mac, VA, FHA or Rhode Island Housing guidelines and when the loan balance meets such guidelines, we refer to loans that conform to such guidelines as "conforming loans." We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2017 was generally $424,100 for single-family homes in our market area. We typically sell servicing-released the majority of our fixed-rate conforming loans. During the years ended December 31, 2017 and 2016, proceeds from the sale of one- to four-family residential real estate loans held for sale were $228.3 million and $219.0 million, respectively. We also originate loans above the lending limit for conforming loans, which are referred to as "jumbo loans" that we retain in our portfolio. Jumbo loans that we originate typically have 15 to

30 year terms and maximum loan-to-value ratios of 95%. At December 31, 2017, we had $236.4 million in jumbo loans, which represented 75.8% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was $603,000 at December 31, 2017. We also offer FHA, USDA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, USDA and VA guidelines. Virtually all of our one- to four-family originated residential real estate loans are secured by properties located in our market area.

        We generally limit the loan-to-value ("LTV") ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance ("PMI") may be made with loan-to-value ratios up to 97%. From time to time we may originate mortgage loans with loan-to-value ratios greater than 80% with no private mortgage insurance. Such loans totaled $47.3 million and $37.0 million at December 31, 2017 and 2016, respectively or 15.1% and 14.8% of one- to four-family mortgage loans, and have an average loan-to-value ratio of 85% at December 31, 2017 and 2016. Of the $47.3 million in residential loans with a greater than 80% LTV ratio at December 31, 2017, $32.0 million or 66.4% are jumbo loans. During the year ended December 31, 2017, we originated $18.6 million of one- to four-family loans with a greater than 80% loan-to-value ratio with no PMI at an average loan-to-value ratio of 89%. During the year ended December 31, 2016, we originated $9.7 million of one- to four-family loans with a greater than 80% loan-to-value ratio with no PMI at an average loan-to-value ratio of 87%. The Bank considers the incremental credit risk on these loans as compared to the remaining residential mortgage portfolio as a component of its concentration qualitative reserve factor. Impaired loans at December 31, 2017 included $1.3 million, or 2.7% of the loans with a greater than 80% LTV ratio and no PMI.

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

        Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans do not adjust until five to seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

        We offer on a limited basis one- to four-family residential real estate loans secured by non-owner occupied properties, which are generally originated for sale.

        From 2000 until early 2006, we originated loans to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower's income source is not subject to verification through the application process. At December 31, 2017, we had $2.1 million in stated income loans, or 0.7% of our one- to four-family residential real estate loan portfolio, of which $347,000 was non-performing loans and $525,000 were accruing troubled debt restructured loans. Subsequent to 2006, we have not and we have no intention of originating stated income loans again in the future. Approximately 38.0% of the $2.1 million in stated income loans were made to borrowers who had existing commercial relationships and financial information on file with us.

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

        Commercial Real Estate Lending.    Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans, with a target loan size of $250,000 to $7.0 million. At December 31, 2017, we had $156.0 million in commercial real estate loans, representing 25.5% of our total loan portfolio.

        Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 20 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate. Our adjustable-rate commercial real estate loans are generally tied to a margin above the five year Federal Home Loan Bank of Boston rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% (80% for multi-family) of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by medical, retail, industrial, warehouse, service, or other commercial properties. We originate a limited number of multi-family loans generally secured by apartment buildings. At December 31, 2017, we had $66.7 million of non-owner occupied commercial real estate loans, with an average loan size of $429,000.

        Coastway Community Bank is also qualified to make SBA loans. Loans are originated generally under the 7(a) (SBA Advantage Loan Program) and 504 (SBA Grow Loan Program). See "SBA Loans" below for a discussion of the 7(a) program. The SBA 504 program is an economic development program which finances the expansion of small businesses. We generally originate SBA 504 loans for commercial real estate in which we generally provide 50% of the projected costs on a long-term basis (initially up to 90% may be provided, pending repayment from SBA-backed debentures), secured by a first lien on the real property as collateral. At December 31, 2017, we had $16.5 million in SBA 504 loans, or 10.6% of our commercial real estate loans.

        At December 31, 2017, the average loan size of our outstanding commercial real estate loans was $416,000, and the largest of such loans was a $5.7 million loan which is primarily secured by five properties located in Providence, Rhode Island, three of which are multi-family and are non-owner occupied. This loan was performing in accordance with its original terms at December 31, 2017. The Bank's total relationship of commercial real estate loans with this borrower was $7.8 million at December 31, 2017.

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

        Home Equity Loans and Lines of Credit.    In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower's primary or secondary residence. At December 31, 2017, we had $71.8 million, or 11.7% of our total loan portfolio in home equity loans and lines of credit. Home equity lines of credit totaled $62.0 million at December 31, 2017. At that date we also had $58.3 million of unused commitments related to home equity lines of credit.

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

        Home equity loans and lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At December 31, 2017, $39.6 million of our home equity loans and lines of credit were in a junior lien position, with an average loan size of $39,000. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

        SBA Loans.    We also offer commercial business and commercial real estate loans utilizing the SBA's 7(a) (SBA Advantage Loan Program). At December 31, 2017, we had $41.0 million of SBA loans, representing 6.7% of our total loan portfolio. Under this SBA program, we generally originate and fund loans that currently qualify for guarantees on up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities. We are a preferred lending provider and accordingly can determine SBA eligibility for a loan without prior SBA approval. We do not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.

SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond our normal underwriting criteria. During the years ended December 31, 2017, 2016, 2015, 2014 and 2013, we originated $6.9 million, $9.7 million, $6.7 million, $12.9 million and $5.8 million, respectively of loans under the 7(a) program. In addition, the guaranteed portion of the credit can be sold in the secondary market, servicing retained, generating significant gain on sale and fee income opportunities. During the years ended December 31, 2015 and 2013, we sold $4.2 million and $2.5 million of loans under the 7(a) program, generating gains on sale of $328,000 and $159,000, respectively. We did not sell any SBA loans during 2017, 2016 and 2014. Our largest SBA loan at December 31, 2017 had a balance of $4.5 million, is secured by a hotel in Danvers, Massachusetts and has a 32% guarantee by the SBA for $1.4 million. The loan is performing in accordance with its terms at December 31, 2017.

        Commercial Business Lending.    At December 31, 2017, we had $17.2 million of commercial business loans and lines of credit, representing 2.8% of our total loan portfolio. We originate commercial business loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial business loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $5.0 million. Our commercial business lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the comparable term Federal Home Loan Bank of Boston rate. We generally obtain personal guarantees with commercial business loans.

        At December 31, 2017, the average loan size of our outstanding commercial business loans and lines of credit was $181,000, and the largest outstanding commercial loan relationship balance was a $3.6 million loan secured by business assets of a shipyard. This loan was performing in accordance with its original terms at December 31, 2017.

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

        Commercial Construction Loans.    At December 31, 2017, we had $13.6 million, or 2.2% of our total loan portfolio, in commercial construction loans. Our commercial construction loans generally have initial terms of up to 12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial construction loans are initially priced on an adjustable-rate basis tied to the prime rate and upon conversion to a permanent loan, rates and terms are comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is generally 80% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements, and ranges from 50% to 80% depending on the collateral and the purpose of the improvements upon completion of construction. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans. Before making a commitment to fund a construction loan, Coastway Community Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Coastway

Community Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. At December 31, 2017, the unadvanced portion of total construction loans totaled $7.4 million. At December 31, 2017, our largest construction loan relationship had a balance of $3.0 million to construct 28 industrial/commercial condominiums in East Greenwich, Rhode Island and was performing in accordance with its original terms.

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

        Consumer Lending.    To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2017, our consumer loan portfolio totaled $1.2 million, or 0.2% of our total loan portfolio. At this date, $224,000 of our consumer loans were unsecured.

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

        Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis a majority of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. In addition, based upon market conditions, we may sell the guaranteed portion of the SBA 7(a) loans in the secondary market. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sold $4.2 million in SBA loans for the year ended December 31, 2015. We did not sell any SBA loans during 2017 and 2016. For the years ended December 31, 2017 and 2016, proceeds from the sale of residential one- to four-family real estate loans were $228.3 million and $219.0 million, respectively.

        From time to time, we may purchase loan participations secured by properties and/or assets within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2017, we had eight loans totaling $13.1 million in which we were not the lead lender and which are performing in accordance with their original terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

        We purchased $43.8 million, $17.6 million, $56.7 million and $11.9 million of individual one- to four-family residential loans from third party originators at a purchase price of $44.4 million, $17.8 million, $57.4 million and $12.1 million during the years ended December 31, 2017, 2016, 2015 and 2014, respectively.

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

        Coastway Community Bank's policies and loan approval limits are established by our board of directors. Residential real estate and secured consumer loans of up to $250,000 may be approved by senior officers at branch locations and up to $1.0 million must be approved by our Chief Executive Officer, Chief Retail Officer or Senior Vice President, Branch Banking Manager. Residential real estate and secured consumer loans exceeding $1.0 million must be approved by our Credit Committee, consisting of our Chief Executive Officer, Chief Retail Officer, Chief Operating Officer, Senior Credit Officer, Chief Financial Officer and Chief Business Lending Officer. All commercial real estate loans and commercial business loans require two approvals. Commercial real estate and commercial business loans up to $250,000 may be approved by the Business Lending Manager, up to $500,000 must be approved by either the Chief Business Lending Officer or the Chief Retail Officer, up to $1.0 million must be approved by the Chief Executive Officer and up to 80% of our legal lending limit rounded to the nearest quarter million must be approved by the Credit Committee. Any loan that exceeds the internal lending limit must be approved by the board of directors.

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

	Loans Delinquent For
	30 - 59 Days		60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2017:
Residential real estate mortgage loans:
One- to four-family	20	$4,337	1	$237	4	$531	25	$5,105
Home equity loans and lines of credit	11	611	3	100	4	132	18	843
Commercial real estate loans	7	1,404	1	376	1	254	9	2,034
Commercial business loans	—	—	1	32	—	—	1	32
SBA loans	13	1,079	3	179	4	281	20	1,539
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	1	11	—	—	—	—	1	11

Total	52	$7,442	9	$924	13	$1,198	74	$9,564

At December 31, 2016:
Residential real estate mortgage loans:
One- to four-family	4	$625	3	$587	5	$738	12	$1,950
Home equity loans and lines of credit	3	109	8	547	5	491	16	1,147
Commercial real estate loans	—	—	—	—	1	130	1	130
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	—	—	1	148	1	18	2	166
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	1	2	—	—	—	—	1	2

Total	8	$736	12	$1,282	12	$1,377	32	$3,395

At December 31, 2015:
Residential real estate mortgage loans:
One- to four-family	2	$1,156	3	$642	3	$370	8	$2,168
Home equity loans and lines of credit	11	1,250	3	239	1	30	15	1,519
Commercial real estate loans	—	—	—	—	2	239	2	239
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	—	—	—	—	2	467	2	467
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	5	123	—	—	—	—	5	123

Total	18	$2,529	6	$881	8	$1,106	32	$4,516

At December 31, 2014:
Residential real estate mortgage loans:
One- to four-family	—	$—	3	$580	9	$2,438	12	$3,018
Home equity loans and lines of credit	7	301	3	8	4	153	14	462
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	1	84	—	—	1	84
SBA loans	—	—	1	20	6	189	7	209
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	1	8	—	—	1	8

Total	7	$301	9	$700	19	$2,780	35	$3,781

At December 31, 2013:
Residential real estate mortgage loans:
One- to four-family	4	$925	6	$1,573	6	$1,035	16	$3,533
Home equity loans and lines of credit	7	294	—	—	4	53	11	347
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
SBA loans	5	1,131	2	81	8	977	15	2,189
Commercial construction loans	—	—	—	—	—	—	—	—
Consumer loans	2	19	—	—	—	—	2	19

Total	18	$2,369	8	$1,654	18	$2,065	44	$6,088

        At December 31, 2017, of the $1.5 million of delinquent SBA loans, guaranteed portions amounted to $1.1 million. Commercial real estate loans 30-59 days totaled $1.4 million at December 31, 2017, of which the largest loan totaling $759,000 became current subsequent to year end.

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

        Non-performing loans, increased $83,000 to $4.7 million, but improved to 0.77% of total loans, at December 31, 2017 from $4.7 million, or 0.89% of total loans, at December 31, 2016. The increase in non-performing loans was due to a $506,000 increase in non-performing SBA loans to $524,000 at December 31, 2017, of which guaranteed portions amounted to $276,000. Partially offsetting the increase in SBA non-performing loans, was a $277,000 decrease in non-performing one- to four-family residential real estate loans, and a $162,000 decrease in non-performing home equity loans and lines. The improvement in the non-performing loan to total loan ratio was principally due to loan growth in 2017. Non-performing loans increased $413,000 to $4.7 million at December 31, 2016 from $4.2 million at December 31, 2015 due to a $594,000 increase in non-performing one- to four-family residential loans and a $269,000 increase in home equity loans and lines, partially offset by a $449,000 decrease in non-performing SBA loans.

        Non-performing one- to four-family residential real estate loans totaled $3.4 million at December 31, 2017 and consisted of 13 loans of which the largest was $735,000. Non-performing home equity loans and lines of credit totaled $573,000 at December 31, 2017, and consisted of 10 loans of which the largest was $267,000.

        Troubled Debt Restructurings.    Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans were one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2017.

        Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2017, we had $2.8 million in non-accruing troubled debt restructurings ("TDRs"). At December 31, 2016, we had $2.6 million in non-accruing TDRs. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable payment performance under the terms of the restructuring and continued payment is reasonably assured. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2017, 2016 and 2015, we had $5.4 million, $8.3 million and $3.5 million in accruing troubled debt restructurings, respectively. The $4.9 million increase in accruing TDRs during the year ended December 31, 2016 was primarily due to a $4.0 million commercial real estate loan which was moved to accruing troubled debt restructured status based on extensions of the loan maturity date as the borrower was experiencing financial difficulty. The collateral for this loan was foreclosed upon during the year ended December 31, 2017 and is now included in foreclosed real estate which is the primary reason for the decrease in accruing TDRs for the year ended December 31, 2017. As of December 31, 2017, six loans totaling $4.8 million that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure, $4.0 million of which was transferred to foreclosed real estate.

        Nonperforming Assets.    The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. For the dates presented, there were no loans delinquent 90 days or more and still accruing.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate mortgage loans:
One- to four-family	$1,571	$1,629	$193	$1,642	$1,913
Home equity loans and lines of credit	86	316	329	277	134
Commercial real estate loans	—	130	130	—	—
Commercial business loans	—	—	—	—	—
SBA loans	274	18	467	144	868
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	3

Total nonaccrual loans	1,931	2,093	1,119	2,063	2,918
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
One- to four-family	1,814	2,033	2,875	4,229	2,877
Home equity loans and lines of credit	487	419	137	92	24
Commercial real estate loans	254	108	109	—	—
Commercial business loans	—	—	—	—	—
SBA loans	250	—	—	60	640
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total non-accruing troubled debt restructured loans	2,805	2,560	3,121	4,381	3,541

Total nonperforming loans	4,736	4,653	4,240	6,444	6,459

Foreclosed real estate:
One- to four-family	—	—	463	1,035	1,580
Home equity loans and lines of credit	—	—	—	—	—
Commercial real estate loans	4,223	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	—	422	247	250	—
Commercial construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total foreclosed real estate	4,223	422	710	1,285	1,580

Total nonperforming assets	$8,959	$5,075	$4,950	$7,729	$8,039

Total accruing troubled debt restructured loans	$5,405	$8,316	$3,465	$2,850	$3,112

Ratios:
Nonperforming loans to total loans	0.77%	0.89%	0.91%	1.68%	1.97%
Nonperforming assets to total assets	1.21%	0.79%	0.88%	1.66%	1.86%

        On February 20, 2018, the Bank entered into a Purchase & Sale Agreement to sell the $4.2 million in foreclosed real estate for $4.4 million noted above. The sale is expected to close in the second quarter of 2018. In addition to the non-performing assets above, the Bank had two properties classified as real estate held for sale with a carrying value of $3.3 million and $3.8 million at December 31, 2015 and 2014, respectively, both of which were under Purchase & Sale Agreements at December 31, 2015. The sale of the two real estate held for sale properties closed during the first quarter of 2016. There is no real estate held for sale at December 31, 2017 and 2016. For the years ended December 31, 2017 and 2016, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $182,000 and $203,000, respectively. The amount that was included in interest income on such loans totaled $179,000 and $135,000 for the years ended December 31, 2017 and 2016, respectively.

        Foreclosed Real Estate.    When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Any gains on transfer to foreclosed real estate at fair value are first recorded as a recovery of previous charge-offs and any remaining amount would be recorded in income. Estimated fair value is based on a new appraisal which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. During the year ended December 31, 2017, one loan totaling $4.0 million was transferred into foreclosed real estate and is comprised of real estate securing a former commercial loan located in Newport, Rhode Island. On February 20, 2018, the Bank entered into a Purchase & Sale Agreement to sell the foreclosed real estate for $4.4 million. The sale is expected to close in the second quarter of 2018. During the year ended December 31, 2016, two loans totaling $633,000, secured by commercial real estate that had been collateral for SBA loans were transferred into foreclosed real estate.

        Other Loans of Concern.    There were no other loans at December 31, 2017 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

        On the basis of this review of our loans, we had classified or held as special mention the following loans as of the dates indicated:

	At December 31,
	2017	2016	2015
	(In thousands)
Special mention	$76	$2,004	$1,325
Substandard	5,632	5,800	3,664
Doubtful	—	—	—
Loss	—	—	—

Total classified and special mention loans	$5,708	$7,804	$4,989

        Classified and special mention loans at December 31, 2017 decreased $2.1 million from December 31, 2016. Special mention loans decreased $1.9 million from December 31, 2016. Five loans totaling $829,000 were upgraded to pass rated loans that were previously classified as "special mention", two loans totaling $115,000 were paid off, and two loans totaling $864,000 were downgraded to "substandard" during 2017. One loan totaling $76,000 was downgraded to "special mention" in 2017. "Substandard" loans decreased $162,000 from December 31, 2016 due to the transfer of one commercial real estate loan totaling $4.0 million to foreclosed real estate, and the payoff of two commercial real estate loans totaling $692,000, partially offset by the downgrade of three performing loans to one borrower totaling $3.1 million primarily due to operating losses; the downgrade of three loans totaling $761,000 to one borrower due to closure of the related business; the downgrade of $864,000 of loans from "special mention" to "substandard", and the downgrade of one other loan totaling $250,000. The commercial real estate loan totaling $4.0 million that was transferred to foreclosed real estate in September 2017, had been downgraded to "substandard" during the year ended December 31, 2016 based upon tax liens and a modification of the loan's maturity date. Two substandard commercial real estate loans totaling $1.0 million were upgraded from "substandard" based on improvement in credit quality during the year ended December 31, 2016. Two commercial real estate loans totaling $717,000 and two SBA loans totaling $487,000 were downgraded from "pass" to special mention during the year ended December 31, 2016. One SBA loan totaling $99,000 was downgraded to "doubtful" based on closure of the business, for which all the net carrying value is guaranteed by the SBA. At December 31, 2017 and 2016, special mention and substandard loans included $2.0 million and $2.5 million of SBA loans, of which $1.2 million and $1.8 million, respectively, was guaranteed by the SBA.

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

        Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$2,493	$2,194	$1,942	$1,656	$1,569

Charge-offs:
Residential real estate mortgage loans:
One- to four-family	(6)	(95)	(139)	(112)	(94)
Home equity loans and lines of credit	(22)	(78)	(128)	(129)	(424)
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	(13)	(42)	(27)	(34)	(33)
Commercial construction loans	—	—	—	—	—
Consumer loans	—	(1)	(6)	(3)	(15)

Total charge-offs	(41)	(216)	(300)	(278)	(566)
Recoveries:
Residential real estate mortgage loans:
One- to four-family	6	5	11	82	15
Home equity loans and lines of credit	4	11	16	24	12
Commercial real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
SBA loans	6	9	16	5	43
Commercial construction loans	—	—	—	—	—
Consumer loans	17	15	13	21	16

Total recoveries	33	40	56	132	86
Net (charge-offs) recoveries	(8)	(176)	(244)	(146)	(480)
Provision for loan losses	435	475	496	432	567

Balance at end of year	$2,920	$2,493	$2,194	$1,942	$1,656

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.03%	0.06%	0.04%	0.15%
Allowance for loan losses to nonperforming loans at end of year	61.66%	53.58%	51.75%	30.14%	25.64%
Allowance for loan losses to total loans at end of year	0.48%	0.48%	0.47%	0.51%	0.50%

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

	At December 31,
	2017		2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$1,257	50.92%	$1,009	46.46%
Home equity loans and lines of credit	489	11.72	541	14.54
Commercial real estate loans	776	25.46	596	26.52
Commercial business loans	83	2.80	60	2.54
SBA loans	239	6.69	228	7.63
Commercial construction loans	70	2.21	51	2.09
Consumer loans	6	0.20	8	0.22

Total allowance	$2,920	100.00%	$2,493	100.00%

	At December 31,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$863	44.84%	$654	34.99%
Home equity loans and lines of credit	525	16.51	584	20.82
Commercial real estate loans	503	27.02	400	28.19
Commercial business loans	39	1.92	28	2.01
SBA loans	234	8.42	236	11.49
Commercial construction loans	21	1.02	30	2.14
Consumer loans	9	0.27	10	0.36

Total allowance	$2,194	100.00%	$1,942	100.00%

	At December 31, 2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate mortgage loans:
One- to four-family	$462	29.92%
Home equity loans and lines of credit	605	25.39
Commercial real estate loans	321	27.91
Commercial business loans	29	2.53
SBA loans	197	11.58
Commercial construction loans	24	2.16
Consumer loans	18	0.51

Total allowance	$1,656	100.00%

        At December 31, 2017 and 2016, our allowance for loan losses represented 0.48% and 0.48% of total loans and 61.66% and 53.58% of non-performing loans. At December 31, 2015, our allowance for loan losses represented 0.47% of total loans and 51.75% of non-performing loans. At December 31, 2014, our allowance for loan losses represented 0.51% of total loans and 30.14% of non-performing loans. At December 31, 2013, our allowance for loan losses represented 0.50% of total loans and 25.64% of non-performing loans, and at December 31, 2012, our allowance for loan losses represented 0.53% of total loans and 20.48% of non-performing loans. There were $8,000, $176,000, $244,000, $146,000, and $480,000 in net loan charge-offs during the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

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

        At December 31, 2017, 2016 and 2015, we had no investment securities other than our required investment in Federal Home Loan Bank of Boston stock. We may possibly invest in other investments permitted by our investment policy in the future.

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

        Deposits.    Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing demand accounts, money market accounts, savings accounts, club accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2017, we had $39.2 million in certificates of deposit at a weighted average interest rate of 1.62% obtained through a national on-line service ("national market"), representing 8.2% of total deposits. We utilized national market certificates of deposit in order to bolster on-balance sheet liquidity, to repay borrowed funds and to extend the duration of interest-bearing liabilities in anticipation of increasing interest rates. At December 31, 2017, our core deposits, which are deposits other than certificates of deposit, were $313.6 million, representing 65.8% of total deposits.

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

        The following tables set forth the distribution of total deposit accounts, by account type, at or for the dates indicated.

	At or For the Year Ended December 31,
	2017				2016
	Average Balance	Balance	Percent of Balance	Weighted Average Rate	Average Balance	Balance	Percent of Balance	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposit accounts	$107,280	$116,888	24.51%	—%	$97,563	$106,962	23.91%	—%
Money market accounts	75,184	85,575	17.94	0.54	69,475	70,462	15.75	0.43
Savings accounts and interest-bearing checking	106,541	109,664	22.99	0.09	100,545	105,675	23.63	0.09
Club accounts	1,483	1,509	0.32	0.10	1,474	1,331	0.30	0.10

Total transaction accounts	290,488	313,636	65.76	0.18	269,057	284,430	63.59	0.14
Certificates of deposit	164,916	163,320	34.24	1.61	119,321	162,884	36.41	1.49

Total deposits	$455,404	$476,956	100.00%	0.67	$388,378	$447,314	100.00%	0.63

	At or For the Year Ended December 31, 2015
	Average Balance	Balance	Percent of Balance	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposit accounts	$81,364	$95,960	25.69%	—%
Money market accounts	67,485	69,036	18.48	0.42
Savings accounts and interest-bearing checking	93,098	98,133	26.28	0.09
Club accounts	1,538	1,352	0.36	0.10

Total transaction accounts	243,485	264,481	70.81	0.14
Certificates of deposit	113,204	109,038	29.19	1.41

Total deposits	$356,689	$373,519	100.00%	0.51

        The following table sets forth the amount and maturities of certificates of deposit.

	At December 31, 2017
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 0.50%	$15,474	$395	$81	$—	$15,950	9.77%
0.51% - 1.00%	9,593	4,035	962	2	14,592	8.93
1.01% - 2.00%	35,758	12,281	5,412	9,942	63,393	38.82
2.01% - 3.00%	847	178	10,510	57,850	69,385	42.48

Total	$61,672	$16,889	$16,965	$67,794	$163,320	100.00%

        As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $95.9 million. The following table sets forth the maturity of these certificates as of December 31, 2017.

At December 31, 2017
(In thousands)
Three months or less	$5,629
Over three months through six months	3,686
Over six months through one year	31,673
Over one year	54,882

Total	$95,870

        The following table sets forth the certificates of deposit in Coastway Community Bank classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016	2015
	(In thousands)
Interest Rate:
Less than 0.50%	$15,950	$20,196	$28,032
0.51% - 1.00%	14,592	15,453	17,107
1.01% - 2.00%	63,393	76,998	35,235
2.01% - 3.00%	69,385	50,237	28,664

Total	$163,320	$162,884	$109,038

        Borrowed Funds.    We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our capital stock in the Federal Home Loan Bank of Boston and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to re-pricing than our deposits, they can change our interest rate risk profile. At December 31, 2017, we had $181.7 million in outstanding advances from the Federal Home Loan Bank of Boston. Borrowed funds at December 31, 2017 were comprised of $179.9 million in short-term advances at a weighted average rate of 1.49% and one long-term advance of $1.8 million which matures in September 2021 at no cost as the advance was made under the FHLB's Jobs for New England Program. At December 31, 2017, based on available collateral and our ownership of Federal Home Loan Bank of

Boston stock, we had access to additional Federal Home Loan Bank of Boston advances of up to $60.8 million.

        The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the years indicated.

	At or For the Years ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Federal Home Loan Bank of Boston Advances:
Balance at end of year	$181,675	$121,250	$115,500
Average balance during year	134,433	135,523	68,472
Maximum outstanding at any month end	181,675	166,050	115,500
Weighted average interest rate at end of year	1.48%	0.74%	0.44%
Average interest rate during year	1.13%	0.50%	0.28%

Subsidiary and Other Activities

        Following completion of the conversion, Coastway Community Bank became the wholly owned subsidiary of Coastway Bancorp, Inc. Coastway Community Bank has no subsidiaries. Coastway Community Bank offers various lines of insurance, including commercial, property and casualty through a joint venture with an insurance agency.

Personnel

        As of December 31, 2017, we had 148 employees, all of which were full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

        The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance fund, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Rhode Island legislature, the Rhode Island Department of Business Regulation, the FDIC, the

Federal Reserve Board or the United States Congress, could have a material adverse impact on the financial condition and results of operations of Coastway Bancorp, Inc. and Coastway Community Bank. As is further described below, the Dodd-Frank Act has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

        Set forth below is a summary of certain material statutory and regulatory requirements applicable to Coastway Bancorp, Inc. and Coastway Community Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on Coastway Bancorp, Inc. and Coastway Community Bank.

The Dodd-Frank Act

        The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Coastway Community Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower's ability to repay a residential mortgage loan. The final "Ability to Repay" rules, which were effective beginning January 2014, established a "qualified mortgage" safe harbor for loans whose terms and features are deemed to make the loan less risky. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications. In 2017, the Consumer Financial Protection Bureau amended the TILA-RESPA rule with an effective date of October 1, 2018.

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

        In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2017, the minimum capital standards inclusive of the capital conservation buffer are: total capital of 8.625%, Tier I capital of 6.625% and common equity Tier I of 5.125%. For 2018, the capital conservation buffer is 1.875% of risk-weighted assets.

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

        At December 31, 2017, Coastway Community Bank was classified as well-capitalized.

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

        Under the FDIC's risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessments were based on an institution's average consolidated total assets minus average tangible equity, with the assessment rate schedule ranging from 2.5 to 45 basis points.

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

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO began to mature in 2017 and will continue to mature through 2019. For the quarter ended December 31, 2017, the annualized Financing Corporation assessment was equal to 0.54 of a basis point of total average assets less average tangible capital.

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

        Community Reinvestment Act.    Under the Community Reinvestment Act ("CRA"), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Coastway Community Bank's latest FDIC CRA rating, dated 2017, was "outstanding."

        Federal Reserve System.    The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows as of January 1, 2018: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Coastway Community Bank complies with the foregoing requirements.

        Federal Home Loan Bank System.    Coastway Community Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Coastway Community Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2017, Coastway Community Bank was in compliance with this requirement.

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

        As an "emerging growth company," we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2017, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

        Minimum Tax.    The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as "alternative minimum taxable income." The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax ("AMT") may be used as credits against regular tax liabilities in future years. At December 31, 2017, Coastway Community Bank had no alternative minimum tax credit carryforward. Under the Tax Cuts and Jobs Act, which was signed into law on December 31, 2017, AMT will no longer be imposed, commencing in 2018.

        Corporate Dividends.    We may exclude from our income 100% of dividends received from Coastway Community Bank as a member of the same affiliated group of corporations.

        Audit of Tax Returns.    Our federal and state tax returns are not currently under audit, and our federal and state tax returns have not been audited during the past five years. We are no longer subject to examination by federal and state taxing authorities for years prior to the year ended December 31, 2014.

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

        As a Maryland business corporation, Coastway Bancorp, Inc. is required to file an annual report with and pay franchise taxes to the state of Maryland. Coastway Bancorp, Inc. is also subject to an income based tax in the Commonwealth of Massachusetts.

Item 1A.    Risk Factors

Our commercial real estate, commercial business loans and commercial construction loans generally carry greater credit risk than loans secured by owner occupied one- to four-family real estate, and these risks will increase if we succeed in our plan to increase these types of loans.

        At December 31, 2017, $173.2 million, or 28.3%, of our loan portfolio consisted of commercial real estate and commercial business loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

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

        At December 31, 2017, $357.5 million, or 58.3% of our total loan portfolio, consisted of loans secured by real estate in the state of Rhode Island and $117.8 million, or 19.2% of our total loan portfolio, consisted of real estate loans in the Commonwealth of Massachusetts. We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of weakness and/or a economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans.

        A deterioration in economic conditions or a recession in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

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

        A significant portion of our one- to four-family residential real estate loans are nonconforming to secondary market requirements, and are therefore not saleable to Fannie Mae, Freddie Mac, Federal Housing Administration ("FHA") or Rhode Island Housing. At December 31, 2017, $236.4 million, or 75.8%, of our one- to four-family residential loan portfolio consisted of loans that were considered nonconforming because they exceeded the maximum balance allowable for sale (generally $424,100 for single-family homes in our market area), or jumbo loans. At December 31, 2017, we had three jumbo loans totaling $1.8 million that are considered impaired loans.

        We generally limit the loan-to-value ("LTV") ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance ("PMI") may be made with loan-to-value ratios up to 97%. From time to time we may originate mortgage loans with loan-to-value ratios greater than 80% with no private mortgage insurance. Such loans totaled $47.3 million and $37.0 million at December 31, 2017 and 2016, respectively or 15.1% and 14.8% of one- to four-family mortgage loans, and have an average loan-to-value ratio of 85% at December 31, 2017 and 2016. Of the $47.3 million in residential loans with a greater than 80% LTV ratio at December 31, 2017, $32.0 million or 66.4% are jumbo loans. During the year ended December 31, 2017, we originated $18.6 million of one- to four-family loans with a greater than 80% loan-to-value ratio with no PMI at an average loan-to-value ratio of 89%. During the year ended December 31, 2016, we originated $9.7 million of one- to four-family loans with a greater than 80% loan-to-value ratio with no PMI at an average loan-to-value ratio of 87%. The Bank considers the incremental credit risk on these loans as compared to the remaining residential mortgage portfolio as a component of its concentration qualitative reserve factor. Impaired loans at December 31, 2017 included $1.3 million, or 2.7% of the loans with a greater than 80% LTV ratio and no PMI.

        From 2000 until early 2006, we originated loans to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower's income source is not subject to verification through the application process. At December 31, 2017, we had $2.1 million in stated income loans, or 0.7% of our one- to four-family residential real estate loan portfolio, of which $347,000 was non-performing loans and $525,000 were accruing troubled debt restructured loans. Subsequent to 2006, we have not and we have no intention of originating stated income loans again in the future. Approximately 38.0% of the $2.1 million in stated income loans were made to borrowers who had existing commercial relationships and financial information on file with us.

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

        At December 31, 2017, $71.8 million, or 11.7%, of our loan portfolio consisted of home equity loans and lines of credit, of which $39.6 million are in a junior lien position, with an average loan size of $39,000. Prior economic conditions resulted in declines in real estate values in our market areas from before the Great Recession. These declines in real estate values coupled with the possibility of future declines in real estate values, could cause some of our home equity loans and lines of credit to be inadequately collateralized, which could expose us to a greater risk of loss if we seek to recover on defaulted loans by foreclosing and selling the real estate collateral, or if another lender has priority over us, and we may be unsuccessful in recovering the remaining balance on defaulted loans after the senior liens are satisfied.

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

        Starting in 2015 and continuing into 2017, based on the growth in our residential one- to four-family loan portfolio coupled with the level of short-term borrowed funds, our interest-bearing liabilities may re-price more quickly than our interest-earning assets in an increasing interest rate environment. For the years ended December 31, 2017and 2016, our net interest margin was 3.16% and 3.31%, respectively. Our net interest income was also impacted by the increase in short-term interest rates, while long-term rates and spreads have not increased to the same degree, causing our interest-bearing liabilities to reprice at a higher increment than our loans. Our asset/liability management committee utilizes a simulation model to provide an analysis of estimated changes in the net present value of equity in various interest rate scenarios. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. The Bank may be required to pay higher rates on deposits (including national market certificates of deposit) or other borrowed funds than the Bank is currently paying. Conversely, a reduction in interest rates can result in increased prepayments of loans, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans. In addition, we may not be able to lower our cost of funds as quickly as certain loans mature, re-price or are refinanced, which may cause a decline in our net interest margin.

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

        Similarly, the cost of our deposits is impacted by the level of non-maturity deposits and certificates of deposit. The interest rates paid on certificates of deposit are generally higher than non-maturity deposits. At December 31, 2017 and 2016, certificates of deposit totaled $163.3 million, or 34.2% of deposits and $162.9 million, or 36.4% of deposits respectively. At December 31, 2017 and 2016, certificates of deposit include $39.2 million and $44.4 million of national market certificates at a weighted average rate of 1.62% and 1.48%, respectively.

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

        During the year ended December 31, 2017, we increased our on-balance sheet liquidity, with cash and cash equivalents and certificates of deposit totaling $54.6 million, or 7.4% of consolidated assets from $44.7 million or 6.9% of consolidated assets at December 31, 2016. Cash and cash equivalents generally earn less interest income than loans. The increase in on-balance sheet liquidity was funded through a combination of organic deposit growth, national market certificates of deposit as well as FHLB advances. Our cost of funds may exceed the yield earned on cash and cash equivalents, which may decrease our net interest income, net interest margin and net income.

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

        We are dependent upon the services of the members of our senior management team who direct our strategy and operations. We have benefited from consistency within our senior management team, with our top five executives averaging over 13 years of service with Coastway Community Bank and more than a combined 181 years of financial institution experience. Members of our senior management team, or lending specialists who possess expertise in our markets and maintain key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

We may be adversely affected by recent changes in U.S. tax laws and regulations.

        Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Included in this legislation is a reduction of the corporate income tax rate from 34% to 21%. In addition, other changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. These recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Rhode Island and Massachusetts. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

        The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Coastway Community Bank on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5%, and will result in the following minimum ratios inclusive of the capital conservation buffer upon full implementation in January 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began to be phased in in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. In 2018, the capital conservation buffer requirement will be 1.875% of risk-weighted assets. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        As of December 31, 2017, the net book value of our properties, including land of $8.6 million was $29.2 million. The net book value of our furniture, fixtures and equipment at December 31, 2017 was $2.6 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Building Square Footage	Net Book Value of Real Property
				(In thousands)
Corporate Headquarters:
(including land)
One Coastway Blvd(1)
Warwick, RI 02886	Owned	2014	46,000	$10,865
Full Service Branches:
(including land)
180 Washington Street
Providence, RI 02903	Owned	2011	7,000	3,710
Warwick
2089 Warwick Avenue
Warwick, RI 02889	Owned	1954	4,628	1,525
Women & Infants Hospital(2)
101 Dudley Street
Providence, RI 02905	Leased	1986	1,000	69
Lincoln(3)
618 George Washington Highway
Lincoln, RI 02865	Owned	2013	3,800	1,301
Cranston East
1155 Reservoir Avenue
Cranston, RI 02920	Owned	2000	4,810	2,112
Cowesett
3830 Post Road
Warwick, RI 02886	Owned	2002	2,771	1,237
East Providence
2830 Pawtucket Avenue
East Providence, RI 02915	Owned	2005	3,476	2,003
East Greenwich
5750 Past Road
East Greenwich, RI 02818	Owned	2012	3,500	4,162
Cranston West
200 Comstock Parkway
Cranston, RI 02920	Owned	2013	3,800	2,260
Loan Offices:
Admiral's Gate Office Tower(4)
221 Third Street
Newport, RI 02840	Leased	2015	357	—
361 Main Street(5)
Wakefield, RI 02879	Leased	2016	2,200	—

(1)
The Bank entered into two agreements in 2017 to lease out 8,650 square feet of the corporate headquarters for 63 months.

(2)
The lease expires on June 30, 2021.

(3)
The Bank owns the branch building and leases the land. The land lease term expires in 2018 and has four renewal options for five year periods each.

(4)
The lease expires in October, 2018.

(5)
The lease expires on February 28, 2019.

Item 3.    Legal Proceedings

        The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions as of December 31, 2017 is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Our shares of common stock are traded on the NASDAQ Capital Market under the symbol "CWAY". The approximate number of holders of record of Coastway Bancorp, Inc.'s common stock as of March 1, 2018 was 419. Certain shares of Coastway Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

	Price Per Share 2017		Price Per Share 2016
	High	Low	High	Low
Fourth quarter	$21.65	$19.75	$15.65	$13.15
Third quarter	20.80	19.55	13.82	12.35
Second quarter	20.75	17.45	12.87	12.10
First quarter	17.70	15.70	13.40	12.25

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

        Under the applicable rules, Coastway Community Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of Coastway Community Bank to make capital distributions, including the payment of dividends to Coastway Bancorp, see "Item 1—Business—Taxation—Federal Taxation" and "Item 1—Business—Supervision and Regulation."

        Unlike Coastway Community Bank, the Company is not restricted by banking regulations on the payment of dividends to its shareholders. However, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Coastway Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

        At December 31, 2017, the following compensation plan under which equity securities of Coastway Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan is the 2015 Equity Incentive Plan, whereby 91,225 options and 39,045 restricted shares were granted in February, 2016. In February 2017, the Compensation Committee approved an award of 26,155 of stock options and 11,228 restricted stock shares as part of the 2015 Equity Incentive Plan. The exercise price of the stock options is $16.40.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	110,338	$13.29	535,290
Equity compensation plans not approved by stockholders	—	—	—

Total	110,338	$13.29	535,290

        In November, 2016, the Company announced that the Board of Directors has adopted its third stock repurchase program. Under the repurchase program, the Company may repurchase up to 223,331 shares of its common stock, or approximately 5% of its outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Repurchases will be made at management's discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements. During the years ended December 31, 2017 and 2016, 19,200 shares and 102,583 shares, respectively were repurchased under this third stock repurchase program, with 101,548 shares remaining available to be repurchased. There were no shares repurchased during the three months ended December 31, 2017.

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

Item 6.    Selected Financial Data

        The following tables set forth selected consolidated historical financial and other data of Coastway Bancorp, Inc. and subsidiaries at or for the years ended December 31, 2017, 2016, 2015 and 2014. Selected historical financial and other data at or for the year ended December 31, 2013 are for Coastway Bancorp, MHC. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2017 and 2016 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of

Coastway Bancorp, Inc. and subsidiaries beginning at page 66 of this annual report. The information at and for the years ended December 31, 2015, 2014 and 2013 is derived in part from audited financial statements that are not included in this annual report.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$738,905	$644,191	$565,137	$465,826	$432,678
Cash and cash equivalents	54,569	44,658	18,322	14,582	51,519
Loans, net	614,593	525,215	467,023	383,909	328,576
Loans held for sale	11,077	23,157	18,952	10,995	8,648
Federal Home Loan Bank stock	8,299	6,184	5,283	3,207	2,694
Deposits	476,956	447,314	373,519	343,544	329,916
Borrowed funds	181,675	121,250	115,500	47,800	28,000
Total stockholders' equity	71,345	68,572	70,922	70,504	27,839

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Operating Data:
Interest income	$24,189	$21,225	$17,827	$15,592	$13,957
Interest expense	4,474	2,786	2,227	2,396	2,630

Net interest income	19,715	18,439	15,600	13,196	11,327
Provision for loan losses	435	475	496	432	567

Net interest income after provision for loan losses	19,280	17,964	15,104	12,764	10,760
Non-interest income	7,538	7,945	6,592	5,907	6,776
Non-interest expense	21,747	20,139	18,915	20,166	17,127

Income (loss) before income taxes	5,071	5,770	2,781	(1,495)	409
Income tax expense (benefit)	2,479	2,281	1,153	(530)	187

Net income (loss)	$2,592	$3,489	$1,628	$(965)	222

Basic earnings per share	$0.65	$0.82	$0.36	N/A	N/A
Diluted earnings per share	$0.64	$0.82	$0.36	N/A	N/A

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (ratio of net income (loss) to average total assets)	0.39%	0.58%	0.32%	(0.22)%	0.06%
Return (loss) on equity (ratio of net income (loss) to average equity)	3.72%	5.04%	2.31%	(1.40)%	0.81%
Interest rate spread(1)	2.95%	3.16%	3.25%	3.16%	3.18%
Net interest margin(2)	3.16%	3.31%	3.41%	3.38%	3.35%
Efficiency ratio(3)	79.80%	76.33%	85.23%	105.56%	94.61%
Non-interest expense to average total assets	3.26%	3.36%	3.77%	4.67%	4.61%
Average interest-earning assets to average interest-bearing liabilities	129.31%	130.64%	132.90%	134.61%	121.67%
Average equity to average total assets	10.44%	11.56%	14.05%	15.93%	7.37%
Asset Quality Ratios:
Nonperforming assets to total assets	1.21%	0.79%	0.88%	1.66%	1.86%
Nonperforming loans to total loans	0.77%	0.89%	0.91%	1.68%	1.97%
Net charge-offs to average loans outstanding	0.00%	0.03%	0.06%	0.04%	0.15%
Allowance for loan losses to nonperforming loans	61.66%	53.58%	51.75%	30.14%	25.64%
Allowance for loan losses to total loans	0.48%	0.48%	0.47%	0.51%	0.50%
Capital Ratios:
Equity to total assets at end of year	9.66%	10.6%	12.5%	15.1%	6.4%
Total capital to risk-weighted assets(4)	13.1%	13.4%	13.0%	15.3%	9.8%
Tier 1 capital to risk-weighted assets(4)	12.5%	12.8%	12.5%	14.7%	9.3%
Common equity Tier 1(4)	12.5%	12.8%	12.5%	N/A	N/A
Tier 1 capital to adjusted assets(4)	8.6%	9.0%	10.1%	11.6%	7.2%
Other Data:
Number of full service branches	9	9	9	9	9
Full time equivalent employees	148	144	133	135	143

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

(4)
Represents capital ratios of Coastway Community Bank.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section is intended to help investors understand the financial performance of Coastway Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2017 and 2016 and our results of operations for the years ended December 31, 2017 and 2016. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page 66 of this annual report.

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

        Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists of customer service fees, gains on sales of loans and other mortgage banking income, net, bank-owned life insurance ("BOLI) income, and other income. Non-interest expense currently consists of expenses related to salary and employee benefits, occupancy and equipment, data processing, deposit servicing, professional fees, federal deposit insurance assessments, advertising, foreclosed real estate, and other general and administrative expenses.

        Net income was $2.6 million for the year ended December 31, 2017, a decrease of $897,000, or 25.7%, from net income of $3.5 million for the year ended December 31, 2016. Net income decreased primarily due to $412,000 of additional income tax expense recorded in December 2017 to reduce the net deferred tax asset based on the newly enacted federal tax rate of 21%, which decreased from 34%, a reduction of $407,000 in non-interest income due to a decrease of $668,000 in net gains on sales of loans and other mortgage banking income, and an increase of $1.6 million in non-interest expenses based on an increase in salary and employee benefits expense of $1.4 million. Salary and employee benefits expenses were impacted by general merit increases, an increase in full-time equivalent employees ("FTEs"), an increase of supplemental executive retirement expense of $197,000, an increase of $138,000 in employee health insurance, as well as $253,000 of termination benefits recorded related to three FTEs who departed during the fourth quarter of 2017. Partially offsetting the decreases in net income, net interest income increased $1.3 million, or 6.9%, to $19.7 million for the year ended December 31, 2017 from $18.4 million for the year ended December 31, 2016, due to a $10.8 million increase in net interest-earning assets and a decrease in the provision for loan losses of $40,000.

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

        Continue to Originate and Sell Certain Residential Real Estate Loans.    Residential mortgage lending has historically comprised a significant portion of our operations. We recognize that the origination of one-to four-family residential real estate loans is essential to maintaining customer relations and our status as a community-oriented bank. During the year ended December 31, 2017, we originated $212.0 million in one- to four-family residential real estate loans held for sale and recorded proceeds from sale of $228.3 million of such loans for gains on sale of $4.3 million, and during the year ended December 31, 2016, we originated $219.1 million in one- to four-family residential real estate loans held for sale and recorded proceeds from sale of $219.0 million of such loans for gains on sale of $4.1 million. Offsetting the increase in gain on sale of mortgage loans, a loss in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $682,000 was recorded during the year ended December 31, 2017, while an increase of $143,000 was recorded during the year ended December 31, 2016 as a component of net gain on sale of loans and other mortgage banking income. We intend to continue to sell in the secondary market the majority of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the overall duration of our loan portfolio. To the extent available, we intend to continue to develop an appropriately sized portfolio of jumbo and shorter term adjustable-rate one- to four-family residential real estate loans to increase interest income. During the years ended December 31, 2017 and 2016, we also purchased $44.4 million and $17.8 million, respectively, of individual one- to four-family residential loans from third party originators, which the Bank re-underwrites in accordance with the Bank's lending policy prior to purchase. At December 31, 2017, we had $236.4 million in jumbo loans, which represented 75.8% of our one- to four-family residential real estate loan portfolio.

        Increase Commercial Real Estate and Commercial Business Lending.    In order to increase the yield on our loan portfolio and reduce the term to re-pricing, following our conversion from a credit union to a bank, we began to increase our commercial real estate and commercial business loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner occupied businesses such as professional service providers. Our commercial real estate and commercial business loan portfolios have grown from $91.6 million and $8.3 million, respectively, at December 31, 2013 to $156.0 million and $17.2 million, respectively, at December 31, 2017. The additional capital raised in the offering has increased our commercial lending capacity by enabling us to originate more loans as well as loans with larger balances that we intend to retain in our portfolio.

        Maintain Disciplined Underwriting.    We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio. At December 31, 2017, non-performing assets totaled $9.0 million, which represented 1.21% of total assets, of which $4.7 million are non-performing loans. Residential one- to four- family loans totaled $3.4 million of the $4.7 million in non-performing loans. At December 31, 2017, there is one non-performing commercial real estate loan totaling $254,000 and no non-performing commercial business loans. Foreclosed real estate amounted to $4.2 million at December 31, 2017 and consisted of one real estate property which had secured a former commercial loan.

        Increase our Share of Lower-Cost Deposits.    We remain committed to generating lower-cost stable core deposits. We attract and retain transaction accounts by offering competitive products and rates and excellent customer service. Our core deposits (consisting of demand deposit accounts, savings accounts, money market accounts and club accounts) increased $109.1 million to $313.6 million at December 31, 2017 from $204.5 million at December 31, 2013. At December 31, 2017, core deposits comprised 65.8% of our total deposits. At December 31, 2017, non-interest-bearing deposits totaled $116.9 million, or 24.5% of our total deposits.

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

        The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2017, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

        Deferred Tax Assets.    We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments may require us to make projections of future taxable income and/or to carryback to taxable income in prior years. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Further, a reduction in the statutory income tax rate would require a charge to income tax expense in the year the reduced income tax rate becomes effective. The Tax Cuts and Jobs Act (the "Tax Act") was signed into law in December 2017 which reduced the corporate federal statutory tax rate from 34% to 21%. U.S. GAAP requires the impact of the Tax Act to be accounted for in the period of enactment. As such, the Corporation was required to write down the value of its net deferred tax assets as of December 31, 2017 to reflect the reduction in the corporate tax rate for future periods.

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

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

        Assets.    Our total assets increased $94.7 million, or 14.7%, to $738.9 million at December 31, 2017 from $644.2 million at December 31, 2016 primarily due to an increase of $89.0 million in total loans, an increase of $9.9 million in cash and cash equivalents and an increase of $3.8 million in foreclosed real estate, partially offset by a decline in loans held for sale of $12.1 million. Total loans (excluding loans held for sale) increased $89.0 million, or 17.0%, to $612.9 million at December 31, 2017 from $523.9 million at December 31, 2016. The increase in total loans was primarily due to an increase of $68.7 million, or 28.2%, in residential one- to four-family real estate loans which increased to $312.1 million at December 31, 2017 from $243.4 million at December 31, 2016. We increased our jumbo one- to four-family residential loans held in portfolio both from internal originations as well as $44.4 million of individual loans purchased from third party originators in 2017. Commercial real estate loans increased $17.1 million, or 12.3%, to $156.0 million at December 31, 2017 as compared to $138.9 million at December 31, 2016. Loans held for sale decreased $12.1 million as loan sales outpaced loans originated for sale.

        Cash and cash equivalents increased to $54.6 million at December 31, 2017 as compared to $44.7 million at December 31, 2016, primarily due to a deposit inflow at month end. Foreclosed real estate increased $3.8 million due to the foreclosure of one property located in Newport, Rhode Island.

        Deposits.    Our primary source of funds is retail deposits held by individuals and businesses within our market area. Deposits increased $29.6 million, or 6.6%, to $477.0 million at December 31, 2017 from $447.3 million at December 31, 2016, primarily as a result of an increase in the balance of non-interest bearing demand deposit accounts of $9.9 million, or 9.3%, an increase of $4.0 million in the balance of savings and interest bearing demand deposit accounts, or 3.8%, and an increase of $15.1 million in the balance of money market accounts, or 21.5%. The increase in money market accounts was due to a money market special promotion which commenced in the fourth quarter of 2017. In addition, the balance of certificates of deposit increased $436,000, or 0.3% to $163.3 million at December 31, 2017. Certificates of deposit increased $5.6 million due to organic growth through deposit promotions, partially offset by $5.2 million of maturities of certificates of deposit obtained through a nationwide on-line service ("national market").

        Borrowed Funds.    We utilize borrowings from the Federal Home Loan Bank of Boston ("FHLBB") as an alternate funding source. Borrowed funds at December 31, 2017 totaled $181.7 million as compared to $121.3 million at December 31, 2016, an increase of $60.4 million, or 49.8%. Borrowed funds at December 31, 2017 were comprised of $179.9 million in short-term advances at a weighted average rate of 1.49% as compared to overnight advances of $119.5 million at a weighted average rate of 0.74% at December 31, 2016, which increased in order to fund loan growth. The weighted average rate of short-term borrowings increased commensurate with the three interest rate increases by the Federal Reserve Board. Long-term FHLBB advances at December 31, 2017 and 2016 amounted to $1.8 million and were borrowed at no cost under the FHLBB's Jobs for New England program, and mature in 2021.

        Total Stockholders' Equity.    Total stockholders' equity increased $2.8 million to $71.3 million at December 31, 2017 from $68.3 million at December 31, 2016. The increase in stockholders' equity was due to net income of $2.6 million, the impact of the $305,000 increase in compensation and benefits expense related to the ESOP, and stock-based compensation of $144,000, net of common stock repurchased of $333,000 in 2017. Accumulated other comprehensive loss increased $65,000 in 2017 as a result of net of income tax gains pertaining to our defined benefit plan.

Comparison of Operating Results for the Year Ended December 31, 2017 and December 31, 2016

        General.    Net income was $2.6 million for the year ended December 31, 2017, a decrease of $897,000, or 25.7%, from net income of $3.5 million for the year ended December 31, 2016. Net income decreased primarily due to $412,000 of additional income tax expense recorded in December 2017 to reduce the net deferred tax asset based on the newly enacted federal tax rate of 21%, which decreased from 34%, a reduction of $407,000 in non-interest income due to a decrease of $668,000 in net gains on sales of loans and other mortgage banking income, and an increase of $1.6 million in non-interest expenses based on an increase in salary and employee benefits expense of $1.4 million. Salary and employee benefits expenses were impacted by general merit increases, an increase in full-time equivalent employees ("FTEs"), an increase of supplemental executive retirement expense of $197,000, an increase of $138,000 in employee health insurance, as well as $253,000 of termination benefits recorded related to three FTEs who departed during the fourth quarter of 2017. Partially offsetting the decreases in net income, net interest income increased $1.3 million, or 6.9%, to $19.7 million for the year ended December 31, 2017 from $18.4 million for the year ended December 31, 2016, due to a $10.8 million increase in net interest-earning assets and a decrease in the provision for loan losses of $40,000.

        Interest Income.    Interest income increased $3.0 million, or 14.0%, to $24.2 million for the year ended December 31, 2017 from $21.2 million for the year ended December 31, 2016. The increase reflected an increase in the average balance of interest-earning assets of $67.0 million to $624.0 million for the year ended December 31, 2017 as compared to $557.0 million for the year ended December 31, 2016, coupled with an increase in the average yield on interest-earning assets to 3.88% for the year ended December 31, 2017 as compared to 3.81% for the year ended December 31, 2016. The majority of our interest income was derived from interest and fees on loans.

        Interest and fees on loans increased $2.6 million, or 12.6%, to $23.5 million for the year ended December 31, 2017 from $20.9 million for the year ended December 31, 2016. Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $49.7 million to $576.1 million for the year ended December 31, 2017 as compared to $526.5 million for the year ended December 31, 2016, as well as an increase in the average yield on loans, which increased to 4.08% for the year ended December 31, 2017 as compared to 3.97% for the year ended December 31, 2016. The increase in our average balance of loans was principally due to the growth in our residential one- to four-family real estate loan portfolio, reflecting the low interest rate environment that existed for residential mortgage loans during the year ended December 31, 2017 and one- to four-family residential loans purchased from third party originators, as well as growth in our commercial real estate loan portfolio. The 11 basis points increase in the average yield on loans was primarily the result of the increase in interest rates.

        Interest Expense.    Interest expense was $4.5 million for year ended December 31, 2017 as compared to $2.8 million for the year ended December 31, 2016, an increase of $1.7 million or 60.6%. Interest expense on deposits increased $841,000 to $2.9 million in 2017 as a result of an increase in the average balance of interest-bearing deposits of $57.3 million in 2017, coupled with an increase in the average cost of deposits of 12 basis points during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The average balance of certificate of deposit accounts increased $45.6 million to $164.9 million for the year ended December 31, 2017 as compared to $119.3 million for the year ended December 31, 2016, which increased interest expense by $702,000. The average balance of certificates of deposit primarily increased due to the increase of the national market certificates of deposit which were raised in the fourth quarter of 2016. The average cost of certificates of deposit increased nine basis points from 1.44% for the year ended December 31, 2016 to 1.53% for the year ended December 31, 2017 as a result of increased rates paid on certificates of deposits due to the increased interest rate environment and related competitor rates, which increased interest expense by $92,000.

        Interest expense on core deposits increased $47,000 from $389,000 for the year ended December 31, 2016 to $436,000 for the year ended December 31, 2017. The average balance of money market accounts increased $5.7 million during the year ended December 31, 2017 to $75.2 million, as a result of a special promotion in the fourth quarter of 2017 which caused an increase of $27,000 in interest expense. The average cost of money market accounts increased two basis points from 0.42% in 2016 to 0.44% in 2017, which increased interest expense by $12,000. The average balance of savings and interest bearing demand deposit accounts increased $6.0 million from $100.5 million for the year ended December 31, 2016 to $106.5 million for the year ended December 31, 2017.

        Interest expense on borrowed funds increased $847,000, or 125.3%, to $1.5 million for the year ended December 31, 2017 from $676,000 for the year ended December 31, 2016. The increase was principally due to an increase in the average cost of borrowings which increased from 0.50% for the year ended December 31, 2016 to 1.13% for the year ended December 31, 2017 partially offset by a decrease in the average balance of borrowed funds of $1.1 million during the year ended December 31, 2017 as compared to the year-ended December 31, 2016. The increase in the average cost of borrowings was impacted by the increase in short-term market interest rates which we expect to also increase the cost of borrowings in 2018 as evidenced by the Federal Reserve's increase in short-term interest rates in December 2017.

        Net Interest Income.    Net interest income increased $1.3 million, or 6.9%, to $19.7 million for the year ended December 31, 2017 from $18.4 million for the year ended December 31, 2016. This increase was due to a $10.8 million increase in average net interest-earning assets to $141.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Our interest rate spread decreased 21 basis points to 2.95% for the year ended December 31, 2017 as compared to 3.16% for the prior year. Our net interest margin decreased 15 basis points to 3.16% in 2017 from 3.31% in 2016.

        Provision for loan losses.    A provision for loan losses of $435,000 was recorded to the allowance for loan losses during the year ended December 31, 2017, a decrease of $40,000 or 8.4% as compared to a provision of $475,000 for the year ended December 31, 2016. Our provision for loan losses is based on our assessment of loss history, current asset quality and economic trends. During the year ended December 31, 2017, a provision of $248,000 was recorded related to the residential one- to four-family loan portfolio based primarily on loan growth of $68.7 million as compared to a provision of $236,000 for the year ended December 31, 2016. Net charge-offs on the residential one- to four-family loan portfolio totaled $90,000 for 2016 as compared to no net charge-offs for the year ended December 31, 2017. A credit provision of $34,000 was recorded related to the home equity loan portfolio during the year ended December 31, 2017 as compared to a provision of $83,000 for the year ended December 31, 2016, primarily due to a decline of $4.3 million in the home equity portfolio coupled with a decline of $25,000 in specific reserves. The home equity provision for loan losses of $83,000 during the year ended December 31, 2016 was impacted by net charge-offs of $67,000. A provision for loan losses of $180,000 was recorded related to the commercial real estate portfolio during the year ended December 31, 2017 principally due to loan growth of $17.1 million as well as an increase in the general reserve in consideration of rising interest rates as compared to a provision of $93,000 during the year ended December 31, 2016 which was also primarily due to loan growth of $13.2 million.

        Non-Interest income.    Non-interest income decreased $407,000 or 5.1%, to $7.5 million for the year ended December 31, 2017 from $7.9 million for the year ended December 31, 2016. The $407,000 decrease in non-interest income was due to a decrease of $668,000 in net gains on sales of loans and other mortgage banking income primarily due to a loss in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $682,000 recorded during the year ended December 31, 2017, while an increase of $143,000 was recorded during the year ended December 31, 2016 as a component of net gains on sales of loans and other mortgage banking income.

        Gains on sales of residential mortgage loans were $4.3 million and $4.1 million for the years ended December 31, 2017 and 2016, respectively. Proceeds from residential mortgage loans sold during the year ended December 31, 2017 amounted to $228.3 million as compared to $219.0 million during the year ended December 31, 2016.

        Customer service fees increased $195,000, or 5.9%, to $3.5 million for the year ended December 31, 2017 from $3.3 million for the year ended December 31, 2016 primarily due to an $110,000 increase in Visa fees and a $69,000 increase in ATM service charges.

        Non-Interest expenses.    Non-interest expenses increased $1.6 million, or 8.0%, to $21.7 million for the year ended December 31, 2017 from $20.1 million for the year ended December 31, 2016. Salary and employee benefits expense increased $1.4 million, or 12.7%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to general merit increases, an increase in FTEs, an increase of supplemental executive retirement expense of $197,000, an increase of $138,000 in employee health insurance, an increase of $99,000 in ESOP expense due to an appreciation in our average stock price, an increase of $55,000 in stock based compensation due to our second grant of stock options and restricted stock in February 2017, a $67,000 increase in compensation cost related to the nonqualified deferred compensation supplemental retirement plan, as well as $253,000 of termination benefits recorded related to three FTEs who departed during the fourth quarter of 2017. FTEs increased from 144 at December 31, 2016 to 148 FTEs at December 31, 2017.

        Occupancy expense increased $119,000, or 3.8% from $3.1 million for the year ended December 31, 2016 to $3.2 million for the year ended December 31, 2017, primarily due to an increase in depreciation expense. Data processing expenses increased $157,000, or 8.9%, to $1.9 million for the year ended December 31, 2017 from $1.8 million for the year ended December 31, 2016 primarily due to increased software, network and home banking expenses. Deposit servicing expenses decreased $86,000 to $903,000 for the year ended December 31, 2017 from $989,000 for the prior year primarily due to decreased debit card expenses. Professional fees increased $83,000 to $836,000 for the year ended December 31, 2017 due to an increase of $74,000 in legal fees.

        FDIC insurance assessment decreased $12,000 in 2017 due to a decrease in the premiums assessed during 2017, partially offset by an increase in average net assets. Foreclosed real estate expenses decreased $49,000 to $72,000 for the year ended December 31, 2017 from $121,000 for the prior year primarily due to a $61,000 decrease in write-downs partially offset by higher expenses resulting from the increase in foreclosed real estate.

        Income tax expense.    Income tax expense totaled $2.5 million for the year ended December 31, 2017 as compared to an income tax expense of $2.3 million for the year ended December 31, 2016. The increase in income tax expense was primarily due to the impact of $412,000 of additional income tax expense recorded in December 2017 to reduce the net deferred tax asset based on the newly enacted federal tax rate of 21%, which decreased from 34%, partially offset by a decline in pre-tax income of $699,000 in 2017 as compared to 2016. The effective income tax rate was 48.9% for the year ended December 31, 2017 as compared to 39.5% for the year ended December 31, 2016.

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

	For the Years Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets:
Loans and loans held for sale(4)	$576,146	$23,510	4.08%	$526,458	$20,886	3.97%	$434,073	$17,640	4.06%
Cash and cash equivalents	41,304	400	0.97	23,975	122	0.51	13,802	148	1.07
Federal Home Loan Bank of Boston stock	6,556	279	4.26	6,542	217	3.32	9,040	39	0.43

Total interest-earning assets	624,006	24,189	3.88	556,975	21,225	3.81	456,915	17,827	3.90

Non-interest-earning assets	42,819			41,676			44,506

Total assets	$666,825			$598,651			$501,421

Liabilities and Stockholders' equity:
Money market accounts	$75,184	330	0.44	$69,475	291	0.42	$67,485	283	0.42
Savings & interest-bearing demand accts	106,541	105	0.10	100,545	97	0.10	93,098	89	0.10
Club accounts	1,483	1	0.07	1,474	1	0.07	1,538	2	0.13
Certificates of deposit	164,916	2,515	1.53	119,321	1,721	1.44	113,204	1,664	1.47

Total interest-bearing deposits	348,124	2,951	0.85	290,815	2,110	0.73	275,325	2,038	0.74
Borrowed funds	134,433	1,523	1.13	135,523	676	0.50	68,472	189	0.28

Total interest-bearing liabilities	482,557	4,474	0.93	426,338	2,786	0.65	343,797	2,227	0.65

Non-interest-bearing deposits	107,280			97,563			81,364
Other liabilities	7,348			5,541			5,790

Total liabilities	597,185			529,442			430,951
Stockholders' equity	69,640			69,209			70,470

Total liabilities and Stockholders' equity	$666,825			$598,651			$501,421

Net interest income		$19,715			$18,439			$15,600

Net interest rate spread(1)			2.95%			3.16%			3.25%
Net interest-earning assets(2)	$141,449			$130,637			$113,118
Net interest margin(3)			3.16%			3.31%			3.41%
Average interest-earning assets to interest-bearing liabilities	129.31%			130.64%			132.90%

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

(4)
Interest income on loans includes amortization of loan costs of $1.0 million, $1.1 million, and $818,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

	Year Ended December 31, 2017 vs. 2016			Years Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and loans held for sale	$2,052	$572	$2,624	$3,674	$(428)	$3,246
Cash and cash equivalents	124	154	278	76	(102)	(26)
Federal Home Loan Bank of Boston stock	—	62	62	(14)	192	178

Total interest-earning assets	2,176	788	2,964	3,736	(338)	3,398

Interest-bearing liabilities:
Money market accounts	27	12	39	8	—	8
Savings accounts	6	2	8	7	1	8
Club accounts	—	—	—	—	(1)	(1)
Certificates of deposit	702	92	794	89	(32)	57
Borrowed funds	(5)	852	847	267	220	487

Total interest-bearing liabilities	730	958	1,688	371	188	559

Change in net interest income	$1,446	$(170)	$1,276	$3,365	$(526)	$2,839

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2017.

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

        Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $54.6 million.

        Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

        At December 31, 2017, we had $38.3 million in commitments to originate loans, $14.0 million of which will be sold. In addition to commitments to originate loans, we had $87.2 million in unused lines of credit and unadvanced funds to borrowers. Certificates of deposit due within one year of December 31, 2017 totaled $61.7 million, or 12.9%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $20.7 million at December 31, 2017. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowed funds than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, based on historical experience and current market interest rates, that we will retain, upon maturity, a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2017.

        Our primary investing activity is originating loans. During the years ended December 31, 2017 and 2016, loan originations net of principal repayments totaled $50.4 million and $42.6 million of loans, respectively. During the years ended December 31, 2017 and 2016, we purchased individual loans from third party originators of $44.4 million and $17.8 million, respectively.

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank of Boston advances. We experienced a net increase in deposits of $29.6 million and $73.8 million for the years ended December 31, 2017 and 2016, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The 2016 increase in deposits included $44.4 million of national market certificates of deposit.

        Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston ("FHLBB") that provide an additional source of funds. Federal Home Loan Bank of Boston advances increased by $60.4 million to $181.7 million at December 31, 2017, from $121.3 million at December 31, 2016. We had the capacity to borrow an additional $60.8 million from the FHLBB at December 31, 2017. We also have the ability to borrow with the Federal Reserve discount window. At December 31, 2017, we had $17.6 million in capacity based on collateral pledged to the Federal Reserve discount window, but had no outstanding borrowings as of that date.

        Coastway Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, Coastway Community Bank was considered "well capitalized" under regulatory guidelines.

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

        Off-Balance Sheet Arrangements.    In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit as well as commitments to sell loans. For information about our loan commitments and unused lines of credit, see Note 11 of the Notes to our Consolidated Financial Statements beginning on page 101 of this annual report.

        We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

        For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements beginning on page 74 of this annual report.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coastway Bancorp, Inc. and Subsidiary:
Warwick, Rhode Island

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of Coastway Bancorp, Inc. and Subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of net income, comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017 and related notes (collectively referred to as "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastway Bancorp, Inc. and Subsidiary as of December 31, 2017 and 2016, and the results of its operations and their cash flows for each of the two years ended December 31, 2017, in conformity with accounting principles accepted in the United States of America.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. Federal Securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

        Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CROWE HORWATH LLP

We have served as the Company's auditor since 2015.

Livingston, New Jersey
March 12, 2018

Coastway Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets as of December 31, 2017 and 2016

	2017	2016
	(in thousands except share and per share amounts)
Assets
Cash and due from banks	$3,258	$2,946
Interest-earning deposits	51,311	41,712

Total cash and cash equivalents	54,569	44,658
Federal Home Loan Bank stock, at cost	8,299	6,184
Loans, net of allowance for loan losses of $2,920 and $2,493, respectively	614,593	525,215
Loans held for sale, at fair value	11,077	23,157
Premises and equipment, net	31,849	31,426
Accrued interest receivable	1,962	1,598
Foreclosed real estate	4,223	422
Bank-owned life insurance	4,585	4,452
Net deferred tax asset	1,047	925
Other assets	6,701	6,154

	$738,905	$644,191

Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$360,068	$340,352
Non-interest-bearing	116,888	106,962

Total deposits	476,956	447,314

Borrowed funds	181,675	121,250
Accrued expenses and other liabilities	8,929	7,055

Total liabilities	667,560	575,619

Commitments and contingencies (Notes 6 and 11)
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,389,045 and 4,403,096 issued and outstanding at December 31, 2017 and 2016	44	44
Additional paid-in capital	40,065	40,107
Retained earnings	34,834	32,186
Unearned compensation—Employee Stock Ownership Plan (ESOP)	(3,327)	(3,485)
Accumulated other comprehensive loss	(271)	(280)

Total stockholders' equity	71,345	68,572

	$738,905	$644,191

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income for the Years Ended December 31, 2017 and 2016

	2017	2016
	(In thousands, except per share amounts)
Interest income:
Interest and fees on loans	$23,510	$20,886
Other interest income	679	339

Total interest income	24,189	21,225

Interest expense:
Interest on deposits	2,951	2,110
Interest on borrowed funds	1,523	676

Total interest expense	4,474	2,786

Net interest income	19,715	18,439
Provision for loan losses	435	475

Net interest income, after provision for loan losses	19,280	17,964

Non-interest income:
Customer service fees	3,479	3,284
Net gains on sales of loans and other mortgage banking income	3,671	4,339
Bank-owned life insurance income	133	126
Other income	255	196

Total non-interest income	7,538	7,945

Non-interest expenses:
Salary and employee benefits	12,326	10,934
Occupancy and equipment	3,211	3,092
Data processing	1,921	1,764
Deposit servicing	903	989
Professional fees	836	753
FDIC insurance assessment	338	350
Advertising	312	314
Foreclosed real estate	72	121
Other general and administrative	1,828	1,822

Total non-interest expenses	21,747	20,139

Income before income taxes	5,071	5,770
Income tax expense	2,479	2,281

Net income	$2,592	$3,489

Weighted average common shares outstanding—basic	4,013	4,241
Weighted average common shares outstanding—diluted	4,039	4,245
Per share information:
Basic earnings per common share	$0.65	$0.82
Diluted earnings per common share	$0.64	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017 and 2016

	2017	2016
	(In thousands)
Net income	$2,592	$3,489

Other comprehensive (loss) income:
Defined benefit pension plan:
Losses (gains) arising during the year	27	(61)
Actuarial gain amortized through salary and employee expense	63	51
Tax effect	(25)	4

Net-of-tax amount	65	(6)

Total comprehensive income	$2,657	$3,483

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2017 and 2016

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings	Unearned Compensation— ESOP		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2015	4,822,279	$48	$46,094	$28,697	$(3,643)	$(274)	$70,922
Net income and comprehensive income	—	—	—	3,489	—	(6)	3,483
Common stock repurchased	(458,228)	(4)	(6,161)	—	—	—	(6,165)
Restricted stock granted	39,045	—	—	—	—	—	—
Stock-based compensation	—	—	126	—	—	—	126
ESOP shares allocated (15,837 shares)	—	—	48	—	158	—	206

Balance at December 31, 2016	4,403,096	44	40,107	32,186	(3,485)	(280)	68,572

Net income and comprehensive income	—	—	—	2,592	—	65	2,657
Reclassification for the Tax Cuts and Jobs Act	—	—	—	56	—	(56)	—
Common stock repurchased	(19,200)	—	(333)	—	—	—	(333)
Stock-based compensation, net of awards surrendered	5,149	—	144	—	—	—	144
ESOP shares allocated (15,837 shares)	—	—	147	—	158		305

Balance at December 31, 2017	4,389,045	$44	$40,065	$34,834	$(3,327)	$(271)	$71,345

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$2,592	$3,489
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Provision for loan losses	435	475
Loans originated for sale	(211,976)	(219,069)
Loans sold	228,347	218,991
Gain on sale of mortgage loans, net	(4,291)	(4,127)
Amortization of deferred loan costs	1,008	1,076
Loss on foreclosed real estate	1	96
Income from Bank-owned life insurance	(133)	(126)
Loss on real estate held for sale	—	11
Depreciation and amortization expense	1,448	1,326
Deferred income tax (benefit) expense	(147)	(106)
ESOP expense	305	206
Stock-based compensation	196	126
Net change in:
Accrued interest receivable	(364)	(184)
Other, net	1,193	3,201

Net cash provided by (used in) operating activities	18,614	5,385

Cash flows from investing activities:
Purchase of and increase in certificates of deposit	—	(25)
Maturities of certificates of deposit	—	6,099
Proceeds from redemption of FHLB stock	838	1,576
Purchase of FHLB stock	(2,953)	(2,477)
Loan originations net of principal payments	(50,404)	(42,569)
Purchases of loans from third party originators	(44,416)	(17,807)
Proceeds from sale of real estate held for sale	—	3,294
Proceeds from sale of foreclosed real estate, net	421	825
Purchases of premises and equipment, net	(1,871)	(1,345)

Net cash used in investing activities	(98,385)	(52,429)

Cash flows from financing activities:
Net increase in deposits	29,642	73,795
Net change in short-term borrowed funds	60,425	4,000
Increase in long-term borrowed funds	—	1,750
Restricted stock forfeited for tax withholdings	(52)	—
Repurchase of common stock	(333)	(6,165)

Net cash provided by financing activities	89,682	73,380

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2017 and 2016

	2017	2016
	(In thousands)
Net increase in cash and cash equivalents	$9,911	$26,336
Cash and cash equivalents at beginning of period	44,658	18,322

Cash and cash equivalents at end of period	$54,569	$44,658

Supplemental cash flow information:
Interest paid on deposits	$2,951	$2,110
Interest paid on borrowed funds	1,445	660
Income taxes paid	2,946	2,500
Supplemental non-cash transactions:
Loans transferred to foreclosed real estate	$3,999	$633

The accompanying notes are an integral part of these consolidated financial statements.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

        The consolidated financial statements at and for the years ended December 31, 2017 and 2016 include the accounts of the Corporation and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

        Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation. Reclassifications had no effect on prior year net income or stockholders' equity.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, amounts due from banks and interest-earning deposits. Interest-earning deposits are carried at cost which approximates fair value and mature either daily or on demand.

Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on the redemption provisions of the FHLB, the stock has no quoted market value, is carried at cost, and is classified as a restricted security. At its discretion, the FHLB may declare cash or stock dividends on the stock which are reported as income. The Bank reviews this investment for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. During the years ended December 31, 2017 and 2016, no impairment has been recognized.

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

Years Ended December 31, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

General component of the allowance for loan losses

        The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments. Management uses a ten year historical loss period to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge off trends in the past three years; weighted average risk weightings; loan concentrations; management's assessment of internal factors; and management's assessment of external factors such as interest rates, real estate markets and local and national economic factors. There were no changes in the Bank's policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2017.

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

Years Ended December 31, 2017 and 2016

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

        SBA—Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA's 7(a) program and include both guaranteed and unguaranteed loans. Under the SBA 7(a) Program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities. The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards. SBA guarantees are generally sought on loans that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank's normal underwriting criteria. For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan. The guaranteed portion of SBA loans in the Bank's portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary. Guaranteed portions of SBA loans totaled $26.7 million and $25.9 million at December 31, 2017 and 2016, respectively.

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

Years Ended December 31, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Years Ended December 31, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred Compensation Supplemental Executive Retirement Plan

        The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan ("DCSERP") with a senior executive. The DCSERP allows the executive to invest all or a portion of the deferred compensation in Corporation stock, provided that such stock will only be settled in Corporation stock. A Rabbi Trust holds the assets invested on behalf of the DCSERP. The Bank is required to make annual contributions of $72,000 each January thereafter until January, 2023, so long as the executive remains employed by the Bank. Upon separation from service on or after age 67, the Bank shall pay the DCSERP benefit in 10 approximately equal annual installments starting on the first business day of January after separation from service. If the executive dies before all installments have been paid, the balance shall be paid in a cash lump sum to his beneficiary, other than Corporation stock, which shall be paid in Corporation stock. If the executive separates from service before age 67 for reasons other than death, disability or cause, he shall be paid the vested portion of his DCSERP benefit in a lump sum no later than the first day of the second month after such separation from service. As of December 31, 2017, the executive was 85% vested in the SERP benefit. An additional 5% of his DCSERP benefit becomes vested as of each December 31 until it is 100% vested on December 31, 2020. If the executive employment is terminated for cause, he will forfeit all benefits under the SERP. To fund this plan, the Bank holds investment assets which are included in other assets at fair value with changes in fair value recorded through earnings. The plan has the right to provide the Board of Directors of the Bank with investment directions for these investments. All earnings or losses on investments are the sole responsibility of the participant. The investments informally fund the DCSERP liability but remain assets of the Bank and are subject to the claims of general creditors of the Bank.

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

Years Ended December 31, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company does not have any uncertain tax positions at December 31, 2017 and 2016 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense, if applicable.

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

Years Ended December 31, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Years Ended December 31, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard. The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2018. During 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters. The Corporation's largest sources of income is net interest income on financial assets and liabilities and net gain on sales of loans and other mortgage banking income, which are explicitly excluded from the scope of this ASU. The Corporation does not expect the adoption of this guidance will have a significant impact on the Corporation's consolidated financial statements.

        In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity instruments (except those accounted for under the equity method of accounting or that result in consolidations of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure an equity investment that does not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. The ASU also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public business entities, the standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including emerging growth companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal periods after December 15, 2019. We do not expect a significant impact upon adoption on January 1, 2019; however it will impact the fair value disclosures in footnote 17.

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

Years Ended December 31, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Years Ended December 31, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

factors, as well as additional data gathering that will be needed to adopt the standard. The standard will add new disclosures related to factors that influenced management's estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience.

        ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which in March 2017, the FASB issued amended existing guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments allow only the service cost component to be eligible for capitalization. The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. For emerging growth companies, the amendments are effective for annual periods after December 15, 2018, including interim periods within those periods, which will be effective for the Corporation for the year ended December 31, 2019, including the interim periods in 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of net income and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The amendment requires disclosure that the practical expedient was used. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

        In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from Accumulated Other Comprehensive Income to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Corporation early adopted the standard as of December 31, 2017, which resulted in a reclassification of $56,000 between Accumulated Other Comprehensive Income and Retained Earnings in the Statement of Changes in Stockholders' Equity.

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2017 and 2016, the reserve balance amounted to $2.5 million and $1.9 million, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

3. LOANS

        A summary of the balances of loans follows:

	December 31,
	2017	2016
	(In thousands)
Residential real estate mortgage loans:
1 - 4 family	$312,095	$243,385
Home equity loans and lines of credit	71,844	76,175

Total residential real estate mortgage loans	383,939	319,560
Commercial:
Commercial real estate	156,024	138,946
Commercial business	17,158	13,308
Commercial construction	13,552	10,946
SBA	41,020	39,948

Total commercial loans	227,754	203,148
Consumer	1,229	1,165

Total loans	612,922	523,873
Allowance for loan losses	(2,920)	(2,493)
Net deferred loan costs	4,591	3,835

Loans, net	$614,593	$525,215

        Guaranteed portions of SBA loans total $26.7 million and $25.9 million at December 31, 2017 and 2016, respectively.

        Residential 1-4 family loans of $312.1 million and $243.4 million at December 31, 2017 and 2016 included purchased loans totaling $96.8 million and $67.5 million, respectively. Loans totaling $43.8 million and $17.6 million were individually purchased during the years ended December 31, 2017 and 2016 from third parties at a cost of $44.4 million and $17.8 million.

        Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

	Year Ended December 31, 2017
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,009	$541	$596	$60	$51	$228	$8	$2,493
Provisions (credit) for loan losses	248	(34)	180	23	19	18	(19)	435
Loans charged-off	(6)	(22)	—	—	—	(13)	—	(41)
Recoveries	6	4	—	—	—	6	17	33

Ending balance	$1,257	$489	$776	$83	$70	$239	$6	$2,920

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

3. LOANS (Continued)

	December 31, 2017
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for impaired loans	$6	$6	$—	$—	$—	$8	$2	$22
Allowance for non-impaired loans	1,251	483	776	83	70	231	4	2,898

Total allowance for loan losses	$1,257	$489	$776	$83	$70	$239	$6	$2,920

Impaired loans	$5,125	$1,845	$476	$—	$—	$2,640	$55	$10,141
Non-impaired loans	306,970	69,999	155,548	17,158	13,552	38,380	1,174	602,781

Total loans	$312,095	$71,844	$156,024	$17,158	$13,552	$41,020	$1,229	$612,922

	Year Ended December 31, 2016
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$863	$525	$503	$39	$21	$234	$9	$2,194
Provisions (credit) for loan losses	236	83	93	21	30	27	(15)	475
Loans charged-off	(95)	(78)	—	—	—	(42)	(1)	(216)
Recoveries	5	11	—	—	—	9	15	40

Ending balance	$1,009	$541	$596	$60	$51	$228	$8	$2,493

        The allowance allocated by segment is as follows:

	December 31, 2016
	Residential 1 - 4 Family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
	(In thousands)
Allowance for impaired loans	$19	$31	$—	$—	$—	$—	$3	$53
Allowance for non-impaired loans	990	510	596	60	51	228	5	2,440

Total allowance for loan losses	$1,009	$541	$596	$60	$51	$228	$8	$2,493

Impaired loans	$5,628	$1,349	$4,487	$—	$—	$1,493	$13	$12,970
Non-impaired loans	237,757	74,826	134,459	13,308	10,946	38,455	1,152	510,903

Total loans	$243,385	$76,175	$138,946	$13,308	$10,946	$39,948	$1,165	$523,873

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

3. LOANS (Continued)

        The following is a summary of past due and non-accrual loans at December 31, 2017 and 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
December 31, 2017
Residential real estate:
Residential 1 - 4 family	$4,337	$237	$531	$5,105	$—	$3,385
Home equity loans and lines of credit	611	100	132	843	—	573
Commercial real estate	1,404	376	254	2,034	—	254
Commercial business	—	32	—	32	—	—
Commercial construction	—	—	—	—	—	—
SBA	1,079	179	281	1,539	—	524
Consumer	11	—	—	11	—	—

Total	$7,442	$924	$1,198	$9,564	$—	$4,736

December 31, 2016
Residential real estate:
Residential 1 - 4 family	$625	$587	$738	$1,950	$—	$3,662
Home equity loans and lines of credit	109	547	491	1,147	—	735
Commercial real estate	—	—	130	130	—	238
Commercial business	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	148	18	166	—	18
Consumer	2	—	—	2	—	—

Total	$736	$1,282	$1,377	$3,395	$—	$4,653

        At December 31, 2017, of the $1.5 million of delinquent SBA loans, guaranteed portions amounted to $1.1 million.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

3. LOANS (Continued)

        The following is information pertaining to impaired loans:

	December 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Residential real estate:
Residential 1 - 4 family	$4,810	$5,068	$—	$5,493	$5,843	$—
Home equity loans and lines of credit	1,807	1,849	—	1,131	1,151	—
Commercial real estate	475	475	—	4,487	4,487	—
SBA	2,492	2,511	—	1,493	1,511	—
Consumer	43	43	—	—	—	—

Total	$9,627	$9,946	$—	$12,604	$12,992	$—

Impaired loans with a valuation allowance:
Residential real estate:
Residential 1 - 4 family	$314	$314	$6	$135	$135	$19
Home equity loans and lines of credit	39	39	6	218	218	31
SBA	149	149	8	—	—	—
Consumer	12	12	2	13	13	3

Total	$514	$514	$22	$366	$366	$53

	Year ended December 31, 2017			Year ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(Dollars in thousands)
Residential real estate:
Residential 1 - 4 family	$5,093	$231	$157	$5,197	$229	$140
Home equity loans and lines of credit	1,824	98	29	1,250	52	23
Commercial real estate	3,323	18	4	1,662	14	2
SBA	1,961	107	10	2,025	117	1
Consumer	36	—	—	13	—	—

Total	$12,237	$454	$200	$10,147	$412	$166

        No additional funds are committed to be advanced in connection with impaired loans at December 31, 2017 and 2016. Of the $2.6 million and $1.5 million of impaired SBA loans at

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

3. LOANS (Continued)

December 31, 2017 and 2016, respectively, guaranteed portions amounted to $1.9 million and $1.2 million, respectively.

        The following is a summary of troubled debt restructurings for the years ended December 31, 2017 and 2016:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands)
Year Ended December 31, 2017
Residential 1 - 4 family	1	$161	$161
Home equity and lines of credit	7	918	918
Commercial real estate	1	254	254
SBA	4	985	985
Consumer	1	43	43
Year Ended December 31, 2016
Residential 1 - 4 family	2	$349	$349
Home equity and lines of credit	5	351	351
Commercial real estate	2	4,108	4,108
SBA	1	50	50

        The troubled debt restructurings described above had a $3,000 impact and a $19,000 impact to the allowance for loan losses for the years ended December 31, 2017 and 2016, respectively and resulted in no charge-offs for the years ended December 31, 2017 and 2016.

        Troubled debt restructurings totaled $8.2 million and $10.9 million of which $5.4 million and $8.3 million are on accrual at December 31, 2017 and 2016. TDRs of $366,000 had specific reserves of $53,000 at December 31, 2016 and TDRs of $514,000 had specific reserves of $22,000 at December 31, 2017.

        The terms for loan modifications are determined on a loan-by-loan basis. In connection with troubled debt restructurings, terms may be modified to fit the ability of the borrower to repay in line with their current financial status, which may include a temporary reduction in the interest rate to market rate or below, a change in the terms to grant principal or interest deferments, or movement of past due amounts to the back-end of the loan or refinancing. All deferred payments will be collected at the time of final repayment. For qualifying loans the Bank will permit multiple modifications to a loan if the borrower performs under the modified terms. During the year ended December 31, 2017, the Bank modified eight loans totaling $1.3 million that were performing troubled debt restructured loans at the time of modification. During the year ended December 31, 2016, the Bank modified four loans totaling $4.1 million that were performing troubled debt restructured loans at the time of modification. These loans are included in the table above and are reported as impaired loans at December 31, 2017 and 2016. Management performs a discounted cash flow calculation to determine the amount of the impairment reserve required on each of the troubled debt restructurings and must exercise judgment to determine the amounts and timing of cash flows. Any impairment reserve required is recorded through

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

3. LOANS (Continued)

the provision for loan losses. TDRs are reported as non-accrual loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months.

        The following is a summary of troubled debt restructurings that defaulted in the first twelve months after restructure during the years ended December 31, 2017 and 2016:

	Number of Contracts	Recorded Investment
		(In thousands)
Year Ended December 31, 2017
Residential 1 - 4 family	2	$231
Home equity	1	73
Commercial Real Estate	1	3,993
SBA	2	504
Year Ended December 31, 2016
Residential 1 - 4 family	1	$300
Home equity	2	265

        The troubled debt restructurings above have specific reserves of $3,000 and $2,000 at December 31, 2017 and 2016, respectfully and resulted in no charge-offs during the years ended December 31, 2017 and 2016, respectively. One troubled debt restructured loan subsequently defaulted with 12 months included above was transferred to foreclosed real estate during the year ended December 31, 2017 at a fair value of $4.2 million.

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

Years Ended December 31, 2017 and 2016

3. LOANS (Continued)

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

        The following table presents the Bank's commercial loans by risk rating.

	December 31, 2017
	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Total
	(In thousands)
Pass	$152,296	$17,158	$13,552	$39,040	$222,046
Loans rated 6	—	—	—	76	76
Loans rated 7	3,728	—	—	1,904	5,632
Loans rated 8	—	—	—	—	—

	$156,024	$17,158	$13,552	$41,020	$227,754

	December 31, 2016
	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Total
	(In thousands)
Pass	$133,660	$13,308	$10,946	$37,430	$195,344
Loans rated 6	667	—	—	1,337	2,004
Loans rated 7	4,619	—	—	1,181	5,800
Loans rated 8	—	—	—	—	—

	$138,946	$13,308	$10,946	$39,948	$203,148

4. LOAN SERVICING

        The Bank has transferred a portion of its originated commercial and SBA loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Bank's accompanying consolidated balance sheets. The Bank and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower's lack of compliance with contractual terms of the loan. The Bank continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees)

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

4. LOAN SERVICING (Continued)

to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2017 and 2016, the Bank was servicing commercial loans for participants aggregating $3.9 million and $3.0 million, respectively. At December 31, 2017 and 2016, the Bank was servicing SBA loans for participants aggregating $8.9 million and $12.3 million, respectively. There were no sales of SBA loans in 2017 and 2016.

5. FORECLOSED REAL ESTATE

        At December 31, 2017 and 2016, the balance of foreclosed real estate was $4.2 million and $422,000, respectively. Foreclosed real estate at December 31, 2017 was comprised of $4.2 million of real estate securing a former commercial loan, which was transferred into foreclosed real estate during the year ended December 31, 2017. On February 20, 2018, the Bank entered into a Purchase & Sale Agreement to sell the property for $4.4 million.

6. PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,
	2017	2016
	(In thousands)
Land	$8,654	$8,654
Buildings and improvements	25,899	24,660
Furniture, fixtures and equipment	6,204	6,582
Leasehold improvements	208	208

	40,965	40,104
Less accumulated depreciation and amortization	(9,116)	(8,678)

	$31,849	$31,426

        Depreciation and amortization expense amounted to $1.4 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

6. PREMISES AND EQUIPMENT (Continued)

        The Bank leases certain facilities and equipment under long-term noncancelable lease commitments. Pursuant to terms of the lease agreements in effect at December 31, 2017, future minimum lease commitments are as follows (in thousands):

2018	$213
2019	16
2020	13
2021	7
2022	—
Thereafter	—

$249

        Rent expense amounted to $213,000 and $205,000 for the years ended December 31, 2017 and 2016, respectively. In May 2017, the Bank entered into two agreements to lease out 8,650 square feet of the corporate headquarters for 63 months, with two additional renewal options of two years each. The schedule of minimum rental payments to be received under such leases as of December 31 are as follows (in thousands):

2018	$182
2019	182
2020	182
2021	182
2022	182
Thereafter	15

$925

7. DEPOSITS

        A summary of deposit balances, by type, is as follows:

	December 31,
	2017	2016
	(In thousands)
Non-interest-bearing demand deposit accounts	$116,888	$106,962
Savings accounts and interest-bearing DDA	109,664	105,675
Money market accounts	85,575	70,462
Club accounts	1,509	1,331

Total non-certificate accounts	313,636	284,430

Term certificates $250,000 or greater	30,982	28,984
Term certificates less than $250,000	132,338	133,900

Total certificate accounts	163,320	162,884

Total deposits	$476,956	$447,314

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

7. DEPOSITS (Continued)

        A summary of certificate accounts by maturity is as follows:

	December 31, 2017		December 31, 2016
Maturing Periods	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$61,672	1.15%	$53,030	1.04%
Within 2 years	16,889	1.32	37,617	1.32
Within 3 years	16,965	1.76	8,252	1.36
Within 4 years	47,422	2.06	16,232	1.80
Within 5 years	20,372	2.09	47,753	2.06

	$163,320	1.61%	$162,884	1.50%

8. BORROWED FUNDS

        FHLB advances with an original maturity of less than three months amounted to $179.9 million and $119.5 million at December 31, 2017 and 2016, respectively, at a weighted average rate of 1.49% and 0.74%, respectively.

        Long-term FHLB advances as of December 31, 2017 and 2016 consist of one non-amortizing advance of $1.75 million maturing September 20, 2021 with 0% stated interest rate. The long-term advance was made under the FHLB's Jobs for New England Program.

        At December 31, 2017 and 2016, the Bank has a $6 million available line of credit with the FHLB. There were no amounts outstanding on this line of credit at December 31, 2017 or 2016. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 40% of the carrying value of certain qualifying commercial real estate loans, and 49% of the carrying value of home equity lines of credit.

        At December 31, 2017 and 2016, the Bank has an agreement with the Federal Reserve Bank of Boston for borrowings at the discount window. The terms of this agreement call for the pledging of certain loans as security for any and all obligations of the Bank under this agreement. At December 31, 2017 and 2016, there were no borrowings under this agreement. The Bank had $17.6 million of capacity based on collateral pledged to the Federal Reserve Bank of Boston at December 31, 2017.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

9. EMPLOYEE BENEFITS (Continued)

        Information pertaining to the activity in the Plan is as follows:

	Years ended December 31,
	2017	2016
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,606	$1,610
Interest cost	66	69
Actuarial (gain) loss	98	21
Benefits paid	(66)	(94)

Projected benefit obligation at end of year	1,704	1,606

Change in plan assets:
Fair value of plan assets at beginning of year	1,420	1,433
Actual return on plan assets	220	61
Employer contribution	8	20
Benefits paid	(66)	(94)

Fair value of plan assets at end of year	1,582	1,420

Unfunded status at end of year	$122	$186

Accumulated benefit obligation at end of year	$1,704	$1,606

        At December 31, 2017 and 2016, the discount rate used to determine the benefit obligation was 3.60% and 4.15%, respectively.

        The components of net periodic pension cost are as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Interest cost	$66	$69
Expected return on plan assets	(98)	(99)
Amortization of actuarial loss	63	51
Settlement cost	—	—

	$31	$21

        An actuarial loss of $54,000, included in accumulated other comprehensive loss at December 31, 2017, is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2018.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

9. EMPLOYEE BENEFITS (Continued)

        The assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2017	2016
Discount rate	4.15%	4.34%
Expected return on plan assets	7.00%	7.00%

        In general, the Bank has selected their assumptions with respect to the expected long-term rate of return based on prevailing yields on high quality fixed income investments increased by a premium for equity return expectations.

        Accumulated other comprehensive loss represents the actuarial loss that will be amortized through salary and employee benefits expense, and amounted to $377,000 and $466,000, at December 31, 2017 and 2016, respectively. The related tax benefits of the actuarial loss as of December 31, 2017 and 2016 were $105,000 and $186,000, respectively.

        The plan assets are all measured at fair value in Level 1 because the values are based on quoted market prices in an active exchange market. The fair values of major categories of pension plan assets are summarized below:

	December 31,
	2017	2016
	(In thousands)
Equity securities:
Domestic mutual funds	$666	$664
Fixed income	444	438
International mutual funds	308	231
International exchange traded funds	76	56
Cash and cash equivalents	88	31

	$1,582	$1,420

        The Bank expects to contribute $8,000 to the plan during the year ending December 31, 2018.

        Estimated future benefit payments are expected to be paid follows:

Years Ending December 31,	Amount
(In thousands)
2018	227
2019	61
2020	73
2021	82
2022	89
Thereafter	556

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

9. EMPLOYEE BENEFITS (Continued)

Deferred Compensation Supplemental Executive Retirement Plan

        The assets related to this DCSERP Plan are $1.4 million and $1.1 million at December 31, 2017 and 2016, respectively. The liability for the benefit obligation is reported in accrued expenses and other liabilities in the amount of $1.4 million and $1.1 million at December 31, 2017 and 2016, respectively. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at December 31, 2017 and 2016 which is accounted for at its cost basis of $100,000, which is offset in stockholders' equity by the benefit obligation of $100,000. Rabbi Trust shares are considered outstanding shares for both basic and diluted earnings per share. Compensation expense related to this plan was $262,000 and $195,000 for the years ended December 31, 2017 and 2016, respectively.

        The assets related to the Plan are all considered to be level I trading securities and consist of mutual fund and fixed income securities.

401(k) Plan

        The Bank has a defined contribution 401(k) Salary Deferral Plan (the "Plan") covering substantially all qualified employees. Under the provisions of the Plan, each qualified employee may contribute up to 15% of total compensation. The Bank matches 100% of up to 5% of the employee's contribution. In addition, the Bank may contribute for each qualified employee an amount equal to 5% of gross compensation less amounts allocated to the ESOP as a discretionary contribution. The Bank's contribution to the Plan was $599,000 and $559,000 for the years ended December 31, 2017 and 2016, respectively.

Incentive Compensation

        On January 28, 2016, the Company and the Bank formally adopted an Annual Incentive Plan ("AIP"), effective January 1, 2016. Participants in the AIP are recommended by the CEO and approved by the Compensation Committee of the Board of Directors. Awards will be allocated based on specific performance goals, and unless the Compensation Committee deems otherwise, awards will not be paid, regardless of performance, if positive net income is not achieved. However, the Compensation Committee will have the ability to make discretionary bonuses to key performers if the AIP does not activate. Salary and benefits expense for the year ended December 31, 2017 and 2016 includes $262,000 and $280,000 related to the AIP and $28,000 and $35,000 related to discretionary bonuses for other employees.

Supplemental Retirement Agreements

        SERP expense totaled $964,000 and $767,000 for the years ended December 31, 2017 and 2016, respectively. The weighted average discount rate used to determine the SERP cost for the year ended December 31, 2017 was 3.31%. At December 31, 2017 and 2016, the accrued liability related to the SERP was $2.9 million and $1.9 million, respectively.

Employee Stock Ownership Plan

        The Corporation maintains an Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Corporation stock. This plan is a tax-qualified retirement plan for

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

9. EMPLOYEE BENEFITS (Continued)

the benefit of all Corporation employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

        The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation's common stock at the Conversion date. As of December 31, 2017, the ESOP holds 393,004 shares, or 9% of the common stock outstanding on that date. The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal, which is 3.75% per annum for the loan payment paid during the year ended December 31, 2017. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends if paid in the future on unallocated shares will be used to repay the outstanding debt of the ESOP then due. If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

        Shares held by the ESOP include the following:

December 31, 2017
Allocated	63,349
Distributions/sales	(2,930)
Committed to be allocated	—
Unallocated	332,585

393,004

        The fair value of unallocated shares was approximately $7.1 million at December 31, 2017. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2017 and 2016 was $305,000 and $206,000, respectively.

Executive Change in Control Severance Plan

        The Bank maintains an Executive Change in Control Severance Plan ("Severance Plan") with certain officers. The participants in the Severance Plan will be paid two times the participants' base salaries plus their highest bonus and applicable commissions in the two calendar years immediately prior to termination, upon a change in control, if the participant is not offered a comparable employment position in a similar geographic location.

Termination Benefits

        During the fourth quarter of 2017, the Corporation offered termination benefits of $253,000 to certain employees who were involuntarily terminated. The expense related to the termination benefits were recorded as a component of salaries and employee benefits expense in accordance with FASB Accounting Standards Codification ASC Topic 420 Exit or Disposal Cost Obligations. The affected employees are not required to render any additional services to receive termination benefits. The benefits are being paid weekly over varying periods up to 52 weeks. At December 31, 2017, of the $253,000 of termination expense recorded, $240,000 remains unpaid.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

10. OTHER STOCK-BASED COMPENSATION

Equity Incentive Plan

        On May 21, 2015, the Coastway Bancorp, Inc. stockholders approved the 2015 Equity Incentive Plan ("EIP"). Types of awards permitted by the EIP include stock options, restricted stock awards, restricted stock units, and performance awards. The number of shares available for issuance under the EIP was 692,885 at December 31, 2015. Stock options under the EIP will generally expire after ten years after the date of grant. Unless otherwise determined by the Compensation Committee, awards under the EIP (other than Performance Awards) shall be granted with a vesting rate not exceeding twenty percent per year, with the first installment vesting no earlier than one year after the date of grant. Upon an termination following a change in control, all stock options, restricted stock awards and units will become fully vested and performance awards will be deemed earned.

        In February 2016, the Compensation Committee of the Board of Directors authorized the grant of 91,225 options at a strike price of $12.41 and 39,045 shares of restricted stock to directors and certain key senior executives. The options and the restricted stock both vest over a five year period. The $12.41 fair value of the restricted stock is based on the closing price of the Company's common stock on the date of the grant. The holders of restricted stock participate fully in rewards of stock ownership of the Company, including voting and dividend rights when vested. The grant-date fair value of stock options of $2.59 was estimated using the Black-Scholes Option-Pricing Model.

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

        Restricted stock expense for the year ended December 31, 2017 and 2016 was $130,000 and $85,000 respectively. At December 31, 2017 there was $413,000 which was expected to be recognized over 3.5 years of unrecognized salary and employee benefits cost related to restricted stock. Executive officers returned 2,683 shares of vested restricted stock in February 2017 for tax withholding purposes with a fair value of $44,000. An executive who retired, forfeited 3,016 shares of restricted stock at December 31, 2017, and had 380 vested shares returned for tax withholding purposes, with a fair value of $8,000. Executive officers returned 2,694 shares of vested restricted stock in February 2018 for tax withholding purposes with a fair value of $59,000.

        Stock option expense for the year ended December 31, 2017 and 2016 was $66,000 and $41,000 respectively. At December 31, 2017 there was $215,000 which was expected to be recognized over 3.5 years of unrecognized salary and employee benefits cost related to stock options.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

10. OTHER STOCK-BASED COMPENSATION (Continued)

        The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2017	2016
Risk-free interest rate	2.25%	1.56%
Expected term	8 years	8 years
Expected stock price volatility	15.04%	13.52%
Dividend yield	0.00%	0.00%

        A summary of the stock option activity in the EIP plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of 2016	—	$—	—	$—
Granted	91,225	12.41	10	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of 2016	91,225	12.41	9.1	295,569
Granted	26,155	16.40	10	—
Exercised	—	—	—	—
Forfeited or expired	(7,042)	13.44	—	—

Outstanding at end of 2017	110,338	$13.29	8.3	$322,761

Fully vested and expected to vest	110,338	$13.29		$322,761
Exercisable	13,038	$12.41		$33,789

        A summary of changes in nonvested restricted stock for the year follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2016	—	$—
Granted	39,045	12.41
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2016	39,045	12.41
Granted	11,228	16.40
Vested	(8,762)	(12.41)
Forfeited	(3,016)	(13.45)

Nonvested at December 31, 2017	38,495	$13.49

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

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

        The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2017	2016
	(In thousands)
Commitments to originate loans for portfolio	$24,390	$18,461
Commitments to originate loans to be sold	13,959	24,161
Commitments to purchase loans from third parties	8,986	4,236
Unfunded commitments under home equity lines of credit	58,282	53,342
Unfunded commitments under commercial lines of credit	16,478	14,730
Unfunded commitments under SBA lines of credit	4,829	4,106
Unfunded commitments under overdraft lines of credit	183	180
Unadvanced funds on construction loans	7,426	5,735

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

Loans Sold with Recourse Obligations

        The Bank sells certain loans on a servicing-released basis to investors pursuant to contracts which include limited recourse provisions whereby the Bank would be required to repurchase loans and/or refund premiums in the event a borrower defaults or prepays generally on any of the first four payments due. At December 31, 2017 and 2016, the premiums received on loans sold that were subject to refund provisions amounted to $1.9 million at both periods. The contracts also include repurchase obligation provisions for fraud or misrepresentation. No loans were repurchased in 2017 and 2016, and the Bank refunded $31,000 and $37,000 in premiums in 2017 and 2016, respectively. No liability has been recorded in the consolidated financial statements related to these recourse obligations.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

11. OFF-BALANCE SHEET ACTIVITIES AND MORTGAGE BANKING (Continued)

Mortgage Banking

        At December 31, 2017, the Bank had $14.0 million of interest rate lock commitments to borrowers and loans held for sale of $11.1 million with $22.5 million of forward commitments for the future delivery of residential mortgage loans. Included in the forward commitments total are open TBAs with a notional amount of $9.5 million, mandatory delivery contracts with a notional amount of $3.4 million, and best efforts contracts with a notional amount of $9.6 million. The Bank has $5.0 million of closed hedge instruments that are not settled at December 31, 2017.

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

        The following table presents the fair values of derivative instruments and forward loan sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2017
Derivative loan commitments:
Commitments hedged with best efforts	Other assets	$32	N/A	$—
Commitments hedged with TBA	Other assets	179	N/A	—

Total derivative commitments		211	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	Other assets	7	N/A	—
Loans held for sale	Other assets	18	N/A	—

Total best efforts contracts		25
Mandatory delivery contracts	Other assets	10	N/A	—
TBA securities	N/A	—	Other liabilities	20

Total forward loan sale commitments		35		20

Total derivative loan and forward loan sale commitments		$246		$20

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

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

Interest Rate Risk Management—Derivative Instruments not Designated as Hedging Instruments

        The following table presents information pertaining to the gains and losses on Bank's derivative instruments and forward commitments to sell loans not designated as hedging instruments:

		Years Ended December 31,
	Location of Gain/(Loss)	2017	2016
		(In thousands)
Derivative loan commitments—best efforts	Net gain on sales of loans and other mortgage banking income	$(223)	$93
Derivative loan commitments—TBA	Net gain on sales of loans and other mortgage banking income	(132)	256
Best efforts contracts	Net gain on sales of loans and other mortgage banking income	73	127
Mandatory delivery contracts	Net gain on sales of loans and other mortgage banking income	47	(40)
TBA securities	Net gain on sales of loans and other mortgage banking income	37	(52)

Total		$(198)	$384

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

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

Legal and Other Loss Contingencies

        Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank's consolidated financial statements at December 31, 2017 and 2016.

12. LOANS TO RELATED PARTIES

        Information pertaining to loans to directors, executive officers and their associates is as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Balance at beginning of year	$1,395	$1,082
Principal additions	645	780
Principal payments	(796)	(467)

Balance at end of year	$1,244	$1,395

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

13. INCOME TAXES

        Allocation of income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Current tax expense:
Federal	$2,034	$1,804
State	592	583

	2,626	2,387

Deferred tax (benefit) expense:
Federal	(35)	31
State	(112)	(137)

	(147)	(106)

Total income tax expense	$2,479	$2,281

        The reasons for the differences between the statutory federal income tax expense and the actual tax expense are summarized as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Statutory tax expense at 34%	$1,724	$1,962
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	317	294
Change in federal income tax rate	412	—
Other, net	26	25

	$2,479	$2,281

        The Tax Cuts and Tax Act (the "Tax Act") was signed into law in December 2017 which reduced the corporate federal statutory tax rate from 34% to 21%. U.S. GAAP requires the impact of the Tax Act to be accounted for in the period of enactment. As such, the Corporation was required to write down the value of its net deferred tax assets by $412,000 as of December 31, 2017 to reflect the reduction in the corporate tax rate for future periods. On December 22, 2017, the U.S. Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 118 ("SAB 118") to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Tax Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period, not to extend beyond one year from the Tax Act's enactment date, to complete the necessary accounting.

        The Corporation recorded provisional amounts of deferred income taxes using reasonable estimates in three areas where the information necessary to determine the final deferred tax asset or

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

13. INCOME TAXES (Continued)

liability was either not available, not prepared, or not sufficiently analyzed as of the report filing date: 1) the deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets is awaiting completion and implementation of software updates to process the calculations associated with the Tax Act's provisions allowing for 100% bonus depreciation on fixed assets placed in service after September 27, 2017; 2) the deferred tax asset for temporary differences associated with accrued compensation is awaiting final determinations of amounts that will be paid on or before March 15, 2018 and deducted on the 2017 income tax returns; and 3) the deferred tax liability for temporary differences associated with prepaid expenditures is awaiting system information needed to fully complete the analysis of qualified amounts.

        No adjustments were made to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1 million. As of the report filing date, there is uncertainty regarding how the newly-enacted rules in this area apply to existing contracts. Consequently, the Corporation is seeking further clarification of these matters before completing its analysis.

        The Corporation will complete and record the income tax effects of these provisional items during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

        The tax effects of each item that give rise to deferred taxes are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$816	$994
Employee benefits	1,432	1,409
Non-accrual interest	52	61
Defined benefit pension plan	105	186
Charitable contribution carryforwards	52	318
Organization costs	78	122
Other, net	82	48

Total deferred tax assets	2,617	3,138

Deferred tax liabilities:
Premises and equipment, net	(407)	(611)
Net deferred loan costs	(1,019)	(1,288)
Mortgage derivatives	(120)	(259)
Servicing assets	(24)	(55)

Total deferred tax liabilities	(1,570)	(2,213)

Deferred tax asset, net	$1,047	$925

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

13. INCOME TAXES (Continued)

        A summary of the change in deferred taxes is as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Balance at beginning of year	$925	$815
Deferred tax (expense) benefit	559	106
Change in federal income tax rate	(412)	—
Unrealized gain/loss pertaining to defined benefit pension plan	(25)	4

Balance at end of year	$1,047	$925

        The Bank has a net deferred tax asset of $52,000 relating to charitable contribution carry forwards that must be utilized by the income tax year ending December 31, 2019. Charitable contributions are generally limited to a ten percent of taxable income deduction. At December 31, 2017 and 2016, the Bank has no ASC 740-10 unrecognized tax benefits. The Bank does not expect the total amount of the unrecognized tax benefits to significantly increase within the next twelve months. The Bank's income tax returns are subject to review and examination by federal and state taxing authorities. The Bank is subject to U.S. federal income tax as well as income tax in various state taxing jurisdictions. The Bank is no longer subject to examination by federal and state taxing authorities for years prior to the year ended December 31, 2014.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

14. EARNINGS PER COMMON SHARE (Continued)

        The factors used in the earnings per share computation are as follows for the years ended December 31:

	2017	2016
	(in thousands)
Net income applicable to common stock	$2,592	$3,489

Weighted average common shares outstanding	4,353	4,597
Less: Average unallocated ESOP shares	340	356

Weighted average number of common shares outstanding—basic	4,013	4,241
Dilutive impact of stock options	15	—
Dilutive impact of restricted stock	11	4

Weighted average number of common shares outstanding—diluted	4,039	4,245

Earnings per share—basic	$0.65	$0.82

Earnings per share—diluted	$0.64	$0.82

        The incremental shares of common stock totaling 445 and 5,702 shares pertaining to outstanding stock options were not considered in computing diluted earnings per share for the years ended December 31, 2017 and 2016, respectively because they were anti-dilutive.

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

        In November, 2016, the Corporation authorized a program to repurchase, from time to time and as business conditions warrant, up to 223,331 shares of the Corporation's common stock. During the years ended December 31, 2017 and 2016, 19,200 and 102,583 shares, respectively were repurchased under this third stock repurchase program, with 101,548 shares remaining available to be repurchased.

16. MINIMUM REGULATORY CAPITAL REQUIREMENTS

        The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

16. MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

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

        In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2017 and 2016, the capital conservation buffer is 1.25% and 0.625% of risk-weighted assets.

        Management believes, as of December 31, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

16. MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

        The Bank's actual and minimum required capital amounts at December 31, 2017 and 2016 are as follows:

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital for Adequacy with Capital Buffer		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to risk weighed assets)	$63,574	13.082%	$38,878	8.00%	$44,953	9.25%	$48,598	10.00%
Tier 1 Capital (to risk weighed assets)	60,654	12.481	29,159	6.00	35,234	7.25	38,878	8.00
Common Equity Tier 1 (to risk weighed assets)	60,654	12.481	21,869	4.50	27,944	5.75	31,589	6.50
Tier 1 Leverage Capital (to average assets)	60,654	8.557	28,351	4.00	28,351	N/A	35,439	6.00
December 31, 2016
Total Capital (to risk weighed assets)	$59,722	13.373%	$35,728	8.00%	$38,519	8.625%	$44,660	10.000%
Tier 1 Capital (to risk weighed assets)	57,229	12.814	26,796	6.00	29,587	6.625	35,728	8.000
Common Equity Tier 1 (to risk weighed assets)	57,229	12.814	20,097	4.50	22,888	5.125	29,029	6.500
Tier 1 Leverage Capital (to average assets)	57,229	9.034	25,339	4.00	N/A	N/A	31,673	5.000

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

Years Ended December 31, 2017 and 2016

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

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

Years Ended December 31, 2017 and 2016

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

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

        The estimates of fair value of financial instruments were based on information available at December 31, 2017 and 2016 and are not indicative of the fair value of those instruments as of the date of this report. These estimates do not include any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular instrument. The fair value of the Corporation's time deposit liabilities do not take into consideration the value of the Corporation's long-term relationships with depositors, which may have significant value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        At December 31, 2017 and 2016, there are no assets or liabilities measured at fair value on a recurring basis other than loans held for sale, mortgage derivatives and forward commitments to sell loans. See Note 11.

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

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

        The following table shows significant unobservable inputs used in the recurring fair value measurements of Level 3 assets and liabilities:

Measurements	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2017
Derivative loan commitments	$211	Investor pricing	Pull-through rate	74.2% - 100%
Forward loan sale commitments:
Best efforts contracts—hedging commitments	7	Investor pricing	Pull-through rate	82.5% - 100%
Best efforts contracts—hedging loans held for sale	18	Investor pricing	Pull-through rate	82.5% - 100%
December 31, 2016
Derivative loan commitments	$566	Investor pricing	Pull-through rate	75.1% - 100%
Forward loan sale commitments:
Best efforts contracts—hedging commitments	(125)	Investor pricing	Pull-through rate	82.5% - 100%
Best efforts contracts—hedging loans held for sale	77	Investor pricing	Pull-through rate	82.5% - 100%

        The table below presents (in thousands), for the years ended December 31, 2017 and 2016, the changes in Level 3 assets and liabilities, consisting of derivative loan and forward sale commitments, that are measured on a recurring basis. There were no transfers between levels during the periods presented.

	2017	2016
Balance at beginning of year	518	42
Gains (loss) arising during the period	(3)	7
Gains (loss) on new commitments during the period	236	518
Reclassifications of realized gains on settled commitments	(515)	(49)

Balance at end of year	$236	$518

Assets Measured at Fair Value on a Non-recurring Basis

        The Bank may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

adjustment and the carrying value of the related individual assets as of December 31, 2017 and 2016. The losses represent the amount of write-downs during the year on assets held at year end.

	December 31, 2017			Year Ended December 31, 2017
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Foreclosed real estate	$—	$—	$4,223	$1
Impaired loans	—	—	178	16

	$—	$—	$4,401	$17

	December 31, 2016			Year Ended December 31, 2016
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Foreclosed real estate	$—	$—	$422	$—
Impaired loans	—	—	558	116

	$—	$—	$980	$116

        Losses applicable to impaired loans are estimated using the appraised value of the underlying collateral, discounted as necessary due to management's estimates of changes in market conditions, less selling costs. The loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses. Impaired loans of $178,000, net of specific reserves of $3,000, resulted in a provision of $16,000 for December 31, 2017, and impaired loans of $558,000, net of specific reserves of $23,000, resulted in a provision of $116,000 for 2016.

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

        There are no liabilities measured at fair value on a non-recurring basis at December 31, 2017 or 2016.

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

        The following table shows significant unobservable inputs used in the non-recurring fair value measurements of Level 3 assets:

Measurements	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2017
Foreclosed real estate	$4,223	Discounted appraisals	Collateral discounts	10 - 43%
Impaired loans	178	Discounted appraisals	Collateral discounts	5 - 30%
December 31, 2016
Foreclosed real estate	$422	Discounted appraisals	Collateral discounts	5 - 30%
Impaired loans	558	Discounted appraisals	Collateral discounts	5 - 30%

        As of December 31, 2017 and 2016, the aggregate fair value, contractual balance and gain or loss on loans held for sale, at fair value was as follows:

	2017	2016
	(in thousands)
Aggregate fair value	$11,077	$23,157
Contractual balance	10,767	22,714
Gain	310	443

        The total amount of gains and losses from changes in fair value included in earnings for the year ended December 31, 2017 and 2016 for loans held for sale were $(24,000) and $(241,000).

        The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Bank's financial instruments as of December 31, 2017 and 2016. The tables exclude derivatives.

	December 31, 2017
			Fair Value Measurements
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$54,569	$54,569	$54,569	$—	$—
Loans, net of allowance for loan losses	614,593	616,649	—	—	616,649
Loans held for sale	11,077	11,077	—	11,077	—
FHLB stock	8,299	N/A	N/A	N/A	N/A
Accrued interest receivable	1,962	1,962	—	—	1,962
Financial liabilities:
Non-certificate accounts	313,636	313,636	313,636	—	—
Certificate accounts	163,320	163,252	—	163,252	—
Borrowed funds	181,675	181,494	—	181,494	—
Accrued interest payable	118	118	—	118	—

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

17. FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

	December 31, 2016
			Fair Value Measurements
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$44,658	$44,658	$44,658	$—	$—
Loans, net of allowance for loan losses	525,215	525,822	—	—	525,822
Loan held for sale	23,157	23,157	—	23,157	—
FHLB stock	6,184	N/A	N/A	N/A	N/A
Accrued interest receivable	1,598	1,598	—	—	1,598
Financial liabilities:
Non-certificate accounts	284,430	284,430	284,430	—	—
Certificate accounts	162,884	163,145	—	163,145	—
Borrowed funds	121,250	121,053	—	121,053	—
Accrued interest payable	40	40	—	40	—

18. PARENT COMPANY FINANCIAL STATEMENTS

        Condensed financial information relative to the Parent Company's balance sheets at December 31, 2017 and 2016 and the related statements of net income and loss and cash flows for the year ended December 31, 2017 and 2016 are presented below. The statement of stockholders' equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.

BALANCE SHEETS

	December 31 2017	December 31 2016
	(in thousands)
Assets
Cash	$7,268	$7,632
Investments in subsidiaries	60,504	57,288
Note receivable from subsidiary	3,524	3,633
Other assets	83	29

Total assets	$71,379	$68,582

Liabilities and stockholders' equity
Other liabilities	$34	$10
Stockholders' equity	71,345	68,572

Total liabilities and stockholders' equity	$71,379	$68,582

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

18. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF NET INCOME (LOSS)

	Year-ended December 31	Year-ended December 31
	2017	2016
	(in thousands)
Income
Interest income	$172	$205
Expenses
Other expenses	268	208

Loss before income tax benefit and equity in undistributed income of subsidiaries	(96)	(3)
Income tax benefit	(37)	(1)

Loss of parent company	(59)	(2)

Equity in undistributed income of subsidiaries	2,651	3,491

Net income	$2,592	$3,489

Coastway Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2017 and 2016

18. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

	Year-ended December 31	Year-ended December 31
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$2,592	$3,489
Adjustments to reconcile net loss to cash used in operating activities
Change in other assets	(54)	(17)
Change in other liabilities	25	(16)
Equity in undistributed income of subsidiaries	(2,651)	(3,491)

Net cash provided by (used in) operating activities	(88)	(35)
Cash flows used in investing activities:
Purchase of and increase in certificates of deposit	—	(25)
Maturities of certificates of deposit	—	6,099
Change in note receivable from subsidiary, net	109	108

Net cash provided by (used in) investing activities	109	6,182
Cash flows used in financing activities:
Repurchase of common stock	(333)	(6,165)
Restricted stock forfeited for tax withholdings	(52)	—

Net cash used in financing activities	(385)	(6,165)

Net decrease in cash and cash equivalents	(364)	(18)
Cash and cash equivalents at the beginning of the year	7,632	7,650

Cash and cash equivalents at the end of the year	$7.268	$7,632

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable

Item 9A.    Controls and Procedures

        (a)   Evaluation of disclosure controls and procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company (emerging growth company) to provide only management's report in this annual report.

        (c)   Changes in internal controls

        There were no significant changes made in our internal control over financial reporting during the Company's fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The "Proposal I—Election of Directors" section of the Company's definitive proxy statement for the Company's 2018 Annual Meeting of Shareholders (the "2018 Proxy Statement") is incorporated herein by reference.

Item 11.    Executive Compensation

        The "Proposal I—Election of Directors" section of the Company's 2018 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The "Proposal I—Election of Directors" section of the Company's 2018 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The "Transactions with Certain Related Persons" section of the Company's 2018 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The "Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm" Section of the Company's 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)(1)  Financial Statements

        The following are filed as a part of this report by means of incorporation by reference to Coastway Bancorp, Inc.'s 2017 Annual Report to Stockholders:

  (A)
  Report of Independent Registered Public Accounting Firm

  (B)
  Consolidated Balance Sheets—at December 31, 2017 and 2016

  (C)
  Consolidated Statements of Net Income—Years ended December 31, 2017 and 2016

  (D)
  Consolidated Statements of Comprehensive Income—Years ended December 31, 2017 and 2016

  (E)
  Consolidated Statements of Cash Flows—Years ended December 31, 2017 and 2016

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (v) the notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

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

COASTWAY BANCORP, INC.
Date: March 12, 2018	By:	/s/ WILLIAM A. WHITE William A. White President and Chief Executive Officer (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM A. WHITE William A. White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2018
/s/ JEANETTE FRITZ Jeanette Fritz	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 12, 2018
/s/ MARK E. CREVIER Mark E. Crevier	Chairman of the Board	March 12, 2018
/s/ PHILLIP KYDD Phillip Kydd	Vice Chairman of the Board	March 12, 2018
/s/ LYNDA DICKINSON Lynda Dickinson	Director	March 12, 2018
/s/ DAVID P. DISANTO David P. DiSanto	Director	March 12, 2018
/s/ FRANCIS X. FLAHERTY Hon. Francis X. Flaherty	Director	March 12, 2018
/s/ JAMES P. FIORE James P. Fiore	Director	March 12, 2018

Signatures	Title	Date

/s/ DENNIS M. MURPHY Dennis M. Murphy	Director	March 12, 2018
/s/ DEBRA M. PAUL Debra M. Paul	Director	March 12, 2018
/s/ MALCOLM G. CHACE, JR. Malcolm G. Chace, Jr.	Director	March 12, 2018
/s/ ANGELO P. LOPRESTI Angelo P. Lopresti	Director	March 12, 2018