Form 10-K/A
period 2017-12-31
Coastway Bancorp, Inc.
filed 2018-03-30
CIK 1585023

United States

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2017

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File No. 001-36263

Coastway Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-4149994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Coastway Blvd. Warwick, Rhode Island	02886
(Address of Principal Executive Offices)	(Zip Code)

(401) 330-1600

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐    NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting Company ☐
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

As of March 26, 2018, there were issued and outstanding 4,386,071 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment Number One to the Registrant’s Annual Report on Form 10-K is filed to include information that was previously intended to be incorporated by reference to the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 10.  Directors, Executive Officers and Corporate Governance

Our Board of Directors is comprised of eleven members.  Our Bylaws provide that directors are divided into three classes, with one class of directors elected annually. Our directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify.  The table below sets forth certain information regarding the current members of our Board of Directors and executive officers who are not directors, including the terms of office of board members.  No shares of our common stock have been pledged as collateral by our directors or executive officers. The following table sets forth, as of March 26, 2018, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group.

Name	Position(s) Held With Coastway Bancorp, Inc.	Age(1)	Director Since(2)	Current Term Expires	Number of Shares		Percent Owned
DIRECTORS
William A. White	President, Chief Executive Officer & Director	61	1994	2018	41,997	(4)	1.0
Dennis M. Murphy	Director	69	2008	2018	3,606	(5)	*
James P. Fiore	Director	74	1996	2018	11,106	(6)	*
David P. DiSanto	Director	61	2013	2019	7,486	(7)	*
Lynda Dickinson	Director	68	2001	2019	2,106	(8)	*
Phillip Kydd	Vice Chairman of the Board	58	2002	2019	4,086	(9)	*
Malcolm G. Chace, Jr.	Director	50	2016	2019	1,403	(10)	*
Mark E. Crevier	Chairman of the Board	67	1986	2020	8,659	(11)	*
Hon. Francis X. Flaherty	Director	71	2008	2020	3,106	(12)	*
Debra M. Paul	Director	54	2008	2020	3,454	(13)	*
Angelo P. Lopresti	Director	54	2016	2020	3,953	(14)	*
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Richard H. Petrarca	Executive Vice President and Chief Operating Officer	64	N/A	N/A	34,848	(15)	*
Jeanette Fritz	Executive Vice President and Chief Financial Officer	52	N/A	N/A	16,901	(16)	*
Jana Planka(3)	Executive Vice President and Chief Retail Officer	57	N/A	N/A	16,495	(17)	*
Stephen J. Gibbons(3)	Executive Vice President and Chief Business Lending Officer	58	N/A	N/A	25,721	(18)	*
All Directors and Executive Officers as a group					184,927		4.2%

*                                         Less than 1%

(1)                                 As of February 28, 2018.

(2)                                 Includes service with Coastway Community Bank (and predecessor Coastway Credit Union) and Coastway Bancorp, Inc.

(3)                                 Ms. Planka and Mr. Gibbons are executive officers of Coastway Community Bank only.

(4)                                 Includes 9,619 shares held in the Coastway Community Bank 401(k) plan, 8,900 shares held by deferred compensation plan for the benefit of Mr. White, 2,372 shares held in the ESOP, 7,833 shares of unvested restricted stock and 10,237 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(5)                                 Includes 436 shares of unvested restricted stock and 471 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(6)                                 Includes 436 shares of unvested restricted stock and 471 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(7)                                 Includes 6,220 shares of stock held in an IRA, 75 shares held in a UTMA, 436 shares of unvested restricted stock and 471 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(8)                                 Includes 436 shares of unvested restricted stock and 471 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(9)                                 Includes 100 shares held by a child of Mr. Kydd, 436 shares of unvested restricted stock and 471 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(10)                          Includes 220 shares of unvested restricted stock and 128 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(11)                          Includes 7,000 shares held in an IRA, 654 shares of unvested restricted stock and 706 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(12)                          Includes 436 shares of unvested restricted stock and 471 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(13)                          Includes 436 shares of unvested restricted stock and 471 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(14)                          Includes 220 shares of unvested restricted stock and 128 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(15)                          Includes 22,715 shares held in the Coastway Community Bank 401(k) plan for the benefit of Mr. Petrarca, 1,759 shares held in the ESOP, 3,833 shares of unvested restricted stock and 5,156 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(16)                          Includes 363 shares held in the Coastway Community Bank 401(k) plan for the benefit of Ms. Fritz, 1,725 shares held in the ESOP, 4,345 shares of unvested restricted stock and 5,881 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(17)                          Includes 6,117 shares held in the Coastway Community Bank 401(k) plan for the benefit of Ms. Planka, 1,454 shares held in the ESOP, 3,284 shares of unvested restricted stock and 4,459 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

(18)                          Includes 10,032 shares held in the Coastway Community Bank 401(k) plan for the benefit of Mr. Gibbons, 2,167 shares held in the ESOP, 4,965 shares of unvested restricted stock and 6,738 shares that can be acquired pursuant to stock options within 60 days of March 26, 2018.

The biographies of each of the board members and executive officers are set forth below. With respect to directors, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the person should serve as a director.  Each director of Coastway Bancorp, Inc. is also a director of Coastway Community Bank.

Directors

William A. White has served as president and chief executive officer of Coastway Community Bank and its predecessor Warwick Credit Union since 1994.  Mr. White is a present and past board member of a number of community service organizations in Rhode Island, including the Providence Performing Arts Center and the Meeting Street School.  Mr. White’s service on the board of directors provides the board with first hand information on the bank’s operations and his leadership in the growth of the bank and its conversion to a stock savings bank in 2014 evidence strong leadership qualities that are an asset to the board.

Dennis M. Murphy is a former Executive Vice President at Fleet Bank.  Over a 25 year career, he held management positions in various divisions including consumer banking, small business lending, and asset based lending.  He also served as President and CEO of the United Way of Rhode Island.  Mr. Murphy’s extensive banking experience and involvement in the southeastern New England community, provide Coastway Community Bank with valuable banking expertise and community insight.

James P. Fiore is the founder and president of Thames Records Management, Inc., a digital scanning and software company located in Stonington, Connecticut.  Mr. Fiore founded the company in 2008 after selling AMS Imaging, a scanning and software company that he founded and operated for 40 years.  Mr. Fiore has served as corporate secretary of Coastway Community Bank since 2000.  Mr. Fiore’s extensive experience in records management and technology provide the board of directors with valuable expertise on similar issues concerning the bank.

Lynda Dickinson is the founder and chief executive officer of CHILD, Inc., a private non-profit comprehensive child development and family services agency serving children from low-income families from pre-birth to age five through four facilities located in Kent County, Rhode Island.  She founded the organization in 1976.  Ms. Dickinson is a present and past board member of a number of community service organizations in Rhode Island, including the New England Head Start Association.  Ms. Dickinson’s financial and managerial skills bring valuable expertise to the board.

Phillip Kydd serves as vice chairman of the board, a position he has held since 2010.  Mr. Kydd has served as the Deputy Director of the Rhode Island Department of Transportation and is currently an Executive in Residence at the University of Rhode Island. He started his service with the Department of Transportation in 1986 and held the position of Assistant Director of Administration immediately before attaining the position of Deputy Director.  Mr. Kydd had oversight of engineering, construction and professional service contracts in excess of $1 billion.  Mr. Kydd is a present and past board member of a number of community service and educational organizations, including the Miriam Hospital Foundation, University of Rhode Island Transportation Center, University of Rhode Island Foundation and the New England Institute of Technology.  Mr. Kydd’s extensive executive service with the state government provides the board with expertise in addressing budgetary planning, administration and contract negotiating.

David P. DiSanto, a Certified Public Accountant, is a partner in the accounting firm of DiSanto, Priest & Co. and has over 38 years experience in public accounting.  His accounting practice focuses on privately held businesses and high net worth individuals. Prior to establishing his firm in 1984, Mr. DiSanto was employed by KPMG Peat Marwick and served as a manager in the Private Business Group.  Mr. DiSanto’s accounting expertise provides the board of directors with perspective on Coastway Community Bank’s financial and accounting practices as well as its relationship with internal and external auditors.

Malcolm G. Chace Jr. has been an investment professional and portfolio manager for over 20 years.  Since 2013, Mr. Chace has been a Managing Director and Portfolio Manager at WhaleRock Point Partners.  Prior to joining WhaleRock Point Partners, in 2008 Mr. Chace was a managing director and portfolio manager with Oppenheimer and Company and formed the Nulman/Chace Group.  Mr. Chace has been responsible for investment policy, asset allocation by way of custom tailoring portfolios, investment process and relationship management during the course of his career.  Mr. Chace has served as a board member at The Providence Center since 2015.  Mr. Chace is present board member of Meeting Street, including participating as chairman of the board from 2006-2010.  He is a current member of the Sophia Academy Investment Committee and heads the Advisory Council for Gordon School.  He previously served as a board member for Woman and Infants Hospital from 2005-2008 and the Providence Public Library from 2005-2008.  He currently also serves as a Director of the Dromoland Castle County Clare Ireland.  Mr. Chace brings financial expertise and board experience to our board.

Mark E. Crevier is a Certified Public Accountant and has served as chairman of the board of directors of Coastway Community Bank since 1998.  He also serves on the Executive Committee and the Compensation Committee.  Mr. Crevier served as an executive with a number of hospital and health care organizations beginning in 1985.  From 2005 to 2008 he served as president and chief executive officer of Kent County Hospital in Warwick, Rhode Island, retiring in 2008.  Mr. Crevier’s executive service experience and accounting expertise bring valuable insight to the board of directors.

Francis X. Flaherty is an Associate Justice of the Rhode Island Supreme Court and has served in that position since 2003.  Prior to his tenure on the court, Justice Flaherty served on the city council of the City of Warwick from 1978 until 1985.  He served as the Mayor of Warwick from 1984 until 1991. Prior to his service on the court, he was engaged in the private practice of law in Providence and Warwick, Rhode Island.  Justice Flaherty’s broad community service provides the board with a wide range of skills and experience to address the many issues facing a financial institution in today’s complex regulatory and economic environment.

Debra M. Paul is the chief executive officer of Fellowship Health Resources, Inc. (FHR) which operates in 7 states and has its corporate office in Lincoln, Rhode Island.  FHR provides counseling and support services to people with emotional, mental and behavioral health issues.  Prior to her appointment as chief executive officer in July 2013, she served as chief financial officer of the organization from January 2012 until June 2013.  From 2006 until October 2011, she served as chief financial officer of Women and Infants Hospital, Providence, Rhode Island. Ms. Paul is also a Certified Public Accountant (non-active).  Ms. Paul’s accounting expertise and executive and financial management experience brings a valuable resource to the board.

Angelo P. Lopresti  has served as the Senior Vice President, General Counsel and Corporate Secretary since 2001 for IPG Photonics Corporation, a NASDAQ-listed company in Oxford, Massachusetts, where he is the senior legal and business advisor to its senior management and board of directors.  At IPG Photonics, a global manufacturing company with over 4,200 employees, he manages the legal operations and strategy, including compliance, governance, contracting, litigation and securities.  Prior to joining IPG Photonics, Mr. Lopresti was a partner at Winston & Strawn LLP in New York, New York, where his legal practice focused on corporate, securities and mergers and acquisition matters.  Mr. Lopresti provides valuable legal, governance, compliance, executive compensation and public company experience to the board.

Executive Officers Who Are Not Directors

Richard H. Petrarca is executive vice president and chief operating officer. Prior to his appointment in May 2013, he served as the chief financial officer, a position he held since 1993.

Jeanette Fritz has served as executive vice president and chief financial officer since May 2013. Prior to joining the bank, she was an audit partner at KPMG LLP where she was employed from 1987 until 2012.  Ms. Fritz primarily performed audits of community banks as well as other financial services organizations during her tenure at KPMG. Ms. Fritz is a Certified Public Accountant.

Jana M. Planka has been executive vice president and chief retail officer since January 2010. She has held a number of managerial positions at Coastway Community Bank, including consumer and residential mortgage lending, sales and marketing and branch operations since joining the bank’s predecessor in 1994. Prior to joining Coastway Community Bank’s predecessor, Ms. Planka was employed at Fleet National Bank in the retail and community lending divisions. She is a present and past board member of a number of community service organizations in the Providence metropolitan area.

Stephen J. Gibbons is executive vice president and chief business lender, a position he has held since 2008.  Prior to joining the bank, he served in various senior lending positions with Bank Rhode Island from 1996 to 2008. Mr. Gibbons has served with a number of community service organizations in the Cranston metropolitan area.  He currently serves on the board of RI Bankers Association and The Business Development Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.  No executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports for 2017 on a timely basis.

Code of Ethics

Coastway Bancorp, Inc. has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. We have posted this Code of Ethics on our Internet website at www.coastway.com. Amendments to and waivers from the Code of Ethics will also be disclosed on Coastway Bancorp, Inc.’s website.

Audit Committee

The Audit Committee is comprised of Directors Paul (Chair), Murphy and DiSanto, each of whom is “independent” in accordance with applicable SEC rules and Nasdaq listing standards.  The Audit Committee also serves as the audit committee of the board of directors of Coastway Community Bank. The Board of Directors has determined that Ms. Paul qualifies as an “audit committee financial expert” as defined under applicable SEC rules because Ms. Paul is a Certified Public Accountant and has nearly nine years of public accounting experience. In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our Internet website at www.coastway.com. As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial statements, records and affairs of Coastway Bancorp, Inc. and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America. The Audit Committee of Coastway Bancorp, Inc. met five times during the year ended December 31, 2017.

Item 11.  Executive Compensation

Executive Officer Compensation

Summary Compensation Table.  The table below summarizes for the years ended December 31, 2017 and 2016 the total compensation paid to or earned by our President and Chief Executive Officer and our two other most highly compensated officers.  Each individual listed in the table below is referred to as a named executive officer.

		Summary Compensation Table
						Non-equity
				Stock	Options	Incentive Plan	All other
		Salary	Bonus	Awards	Awards	Compensation	compensation	Total
Name and principal position	Year	($)	($)	($) (1)	($) (1)	($)	($) (2)	($)

William A. White	2017	394,200	—	41,082	24,023	77,933	138,655	675,893
President and Chief Executive Officer	2016	365,000	—	120,563	58,715	93,075	123,513	760,866
Stephen J. Gibbons	2017	264,600	—	20,664	12,083	39,241	45,046	381,634
Executive Vice President, Chief Business Lending Officer	2016	245,017	—	81,844	39,821	46,860	40,752	454,294
Jeanette Fritz	2017	237,300	—	18,532	10,830	35,192	32,190	334,044
Executive Vice President and Chief Financial Officer	2016	219,664	—	71,171	34,667	42,011	30,196	397,709

(1)         The amounts for the years ended December 31, 2017 and 2016 represent the grant date fair value of the stock and option awards granted to the named executive officers under the 2015 Equity Incentive Plan.  The grant date fair value of the stock and option awards have been computed in accordance with the stock-based compensation accounting rules (FASB ASC Topic 718).  Assumptions used in the calculations of these amounts are included in note 10 to our financial statements in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

(2)       The amounts in this column reflect the value of the various benefits or perquisites provided to the applicable named executive officer or for which the applicable named executive officer was reimbursed in 2017.  A breakdown of the various elements of compensation in this column is set forth in the following table:

Name	Auto Expenses ($)	Country Club Dues ($)	SERP for William A. White	Life Insurance Premiums ($)	Employer Contributions to 401(k) Plan ($)	Employee Stock Ownership Plan($)(3)	Other Compensation ($)

William A. White	15,000	17,635	72,000	1,248	20,864	11,674	234
Stephen J. Gibbons	—	11,303	—	1,248	20,587	11,674	234
Jeanette Fritz	—	—	—	1,248	18,461	11,097	1,384

(3)         Based on Coastway Bancorp, Inc.’s market price of $21.20 on December 31, 2017.

Amounts included in the “Stock Awards” and “Option Awards” columns of the summary Compensation Table for the years ended December 31, 2017 and 2016 represent grants under our 2015 Equity Incentive Plan.  Notwithstanding that (1) these awards vest ratably over a five-year period following the grant date; and (2) the annual financial statement expense that we are required to recognize for these grants will be expensed ratably over the vesting period and will be significantly less than the amounts included in the “Stock Awards” and “Option Awards” columns for the years ended December 31, 2017 and 2016, the Securities and Exchange Commission rules require that we report the full grant date fair value of restricted stock and stock option awards in the year in which the grants are made.  In addition, with respect to the stock options, the actual value, if any, realized by any named executive officer from any stock options will depend on the extent to which the market value of the Coastway Bancorp, Inc. common stock exceeds the exercise price of the stock option on the date of exercise.  Accordingly, there is no assurance that the value realized by a named executive officer will be at or near the value estimated above in the “Option Awards” column.

Annual Incentive Plan.  On January 28, 2016, the Boards of Directors of Coastway Bancorp, Inc. and Coastway Community Bank adopted the Coastway Community Bank Annual Incentive Plan (the “Annual Incentive Plan”), effective January 1, 2016.  The Annual Incentive Plan is part of a total compensation package which includes base salary, annual incentives, long-term incentives and benefits to motivate and reward senior management for their contributions to the performance and success of Coastway Bancorp, Inc.  The Annual Incentive Plan focuses on the financial goals that are critical to the Coastway Bancorp, Inc.’s growth and profitability.  The Annual Incentive Plan formalizes the process previously used by the Compensation Committee.

Participants in the Annual Incentive Plan are recommended by the Chief Executive Officer and approved by the Compensation committee.  Members of senior management are eligible to participate in the Annual Incentive Plan.  Each participant has an incentive award target, calculated as a percentage of base earnings (as defined in the plan) for the Annual Incentive Plan year.  Award opportunities vary based on participant role and are approved by the Compensation Committee at the beginning of each Annual Incentive Plan year.  The Chief Executive Officer will recommend for approval by the Compensation Committee the performance measures, goals, weightings and definitions at the beginning of each Annual Incentive Plan year.  Performance measures may be financial or non-financial, and goals may be quantitative or qualitative.  Each performance measure will be weighted at a minimum of 10%, and the total of all performance measures for the Annual Incentive Plan year will equal 100%.

Actual awards will be allocated based on specific performance goals for Coastway Bancorp, Inc. and as defined for each participant and ranging from 50% to 150% of targeted incentive opportunities using a balanced scorecard.  Goals will be defined at three levels (threshold, target and stretch) to correspond with the Coastway Bancorp, Inc.’s targeted incentive opportunities.  To activate the annual incentive plan, Coastway Bancorp, Inc. must have positive net income.  Unless the Compensation Committee deems otherwise, awards will not be paid, regardless of performance if Coastway Bancorp, Inc. does not achieve positive net income for the year.  However, the Compensation Committee will have the ability to make discretionary awards to key performers if the Annual Incentive Plan does not activate.

Awards will be paid within two and one half months following the end of the Annual Incentive Plan year, which is December 31, of each year, or otherwise in a manner intended to be exempt from, or in compliance with, Section 409A of the Internal Revenue Code.  In the event of the participant’s termination of employment during the Annual Incentive Plan year, no award will generally be paid.  However, if the participant’s termination is due to disability, death or retirement (as determined in accordance with Coastway Bancorp, Inc.’s policies), the participant, or the participant’s estate, will be paid a pro-rated award.  All awards made under the Annual Incentive Plan are subject to a clawback in the event Coastway Bancorp, Inc. is required to restate its financial statements.

For the 2017 plan year, the board of directors established the following performance factors for determining annual incentive awards payable to the named executive officers: (1) net income as adjusted for non-

budgeted items; (2) return on assets; (3) net interest margin; (4) efficiency ratio; and (5) loan growth, delinquency and loan loss.  The payout level range (as a percentage of base salary) for the Chief Executive Officer and other named executive officers was 10.0% to 30.0% and 7.5% to 22.5%, respectively.

Based on the satisfaction of the performance factors noted above, the Compensation Committee authorized the payments to the named executive officers under the Incentive Plan for the 2017 plan year as set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Outstanding Equity Awards at Year End.  The following table sets forth information with respect to outstanding equity awards as of December 31, 2017 for the named executive officers.  All equity awards reflected in this table were granted pursuant to our 2015 Equity Incentive Plan, described below.

		Option awards					Stock awards
	Grant Date	Number of securities underlying unexercised options (#) exercisable(1)	Number of securities underlying unexercised options (#) unexercisable(1)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)

William A. White	2/16/16	4,434	18,236	—	$12.41	2/16/2026	7,340	155,608
	2/16/17	—	9,715	—	$16.40	2/16/2027	2,505	53,106
Stephen J. Gibbons	2/16/16	3,075	12,300	—	$12.41	2/16/2026	5,276	111,851
	2/16/17	—	6,595	—	$16.40	2/16/2027	1,260	26,712
Jeanette Fritz	2/16/16	2,677	10,708	—	$12.41	2/16/2026	4,588	97,266
	2/16/17	—	5,735	—	$16.40	2/16/2027	1,130	23,956

(1)         Options vest in five equal annual installments commencing on February 16.

(2)         Stock awards vest in five equal annual installments commencing on February 16.

(3)         Based on the $21.20 per share trading price of Coastway Bancorp, Inc. common stock on December 31, 2017.

Benefit Plans and Agreements

Employment Agreement.  Coastway Community Bank entered into an employment agreement with William A. White on January 1, 2011, which was amended on July 25, 2013.  The amended employment agreement has a five-year term, which began on January 1, 2018.  The agreement will expire on April 9, 2023.  The agreement provides for the payment of base salary which is subject to an annual salary increase equal to the greater of 3% or a percentage increase equal to the annual Consumer Price Index.  Mr. White’s 2017 base salary was $394,200.  In addition to the base salary, the agreement provides Mr. White with a maximum potential target incentive equal to 20% of his base salary as in effect as of January 1 each year, based upon the successful completion of performance objectives established by the board of directors no later than 90 days after the beginning of any calendar year.  The board in its discretion may grant an incentive award in excess of the 20% limit.  Such incentive compensation is paid to the executive as a cash lump sum no later than 30 days after the end of the calendar year for which the target incentive pay was established.  The agreement provides Mr. White with $1,250 per month to be applied toward the purchase or lease of an automobile of his choice, titled in his own name, and Coastway Community Bank reimburses Mr. White for maintenance costs of such automobile, but Mr. White is responsible for maintaining insurance coverage on such automobile at his own expense.  The agreement also provides that Coastway Community Bank pays for membership dues and related fees and expenses for Mr. White’s membership in an appropriate club or clubs, subject to the approval of the board of directors.  The agreement also provides for participation in other employee benefit plans, arrangements and perquisites applicable to senior officers.  The agreement entitles Mr. White to reimbursement for business expenses, an annual medical examination paid by Coastway Community Bank, short term and long term disability insurance through the later of age 67 or the end of the term of the employment agreement, and participation in a supplemental executive retirement plan.

Certain events resulting in Mr. White’s termination or resignation entitle Mr. White to payments of severance benefits following termination of employment.  In the event of Mr. White’s involuntary termination for reasons other than death, disability, or termination for cause, or in the event he resigns during the term of the agreement following (i) Coastway Community Bank’s failure to elect or reelect or to appoint or reappoint Mr. White as President and Chief Executive Officer, (ii) a material change in Mr. White’s position to become one of lesser responsibility, importance or scope, (iii) liquidation or dissolution of Coastway Community Bank (other than corporate reorganizations), (iv) a reduction in Mr. White’s base salary or benefits unless such reduction is employer-wide, (v) a relocation of Mr. White’s principal place of employment by more than 50 miles from its location as of January 1, 2011, (vi) a material breach of the employment agreement by Coastway Community Bank, then for five years following such termination, Mr. White would be entitled to receive payment of his current base salary and continued benefits (but only one year of continued medical benefits).  In the event of a change in control of Coastway Community Bank, the employment agreement will continue in full force and effect and shall become an obligation of the successor. If Mr. White’s employment is terminated for cause, he would have no right to receive compensation or other benefits for any period after termination.  In the event Mr. White becomes disabled within the meaning of such term under Section 409A of the Internal Revenue Code (the “Code”), he will receive benefits under any disability plan maintained by Coastway Community Bank and other plans to which he is a party.  In the event of Mr. White’s death during the term of the employment agreement, his base salary and benefits shall be paid through the date of his death.  Upon termination of Mr. White’s employment (excluding termination of employment due to cause or termination of employment for any reason following a change in control), for one year following such termination, he has agreed not to compete with Coastway Community Bank in the State of Rhode Island and not to solicit employees or customers to terminate their relationships with Coastway Community Bank.

Executive Change in Control Severance Plan.  Effective on January 14, 2014, Coastway Community Bank established an Executive Change in Control Severance Plan (“Severance Plan”).  Participants in the Severance Plan will be selected by the President and Chief Executive Officer.  All the named executive officers and certain other officers other than Mr. White are participants in the Severance Plan.  If, within a two-year period following a change in control (as defined in Code Section 409A), a participant in the Severance Plan experiences either an involuntary termination of employment without cause or a voluntary resignation after being offered a position that is not a comparable position (as defined in the Severance Plan), the participant will be paid an individually determined amount, but in most cases equal to two times the participant’s current base salary plus two times the participant’s highest bonus paid in the two calendar years immediately prior to such termination.  Such amount will be paid ratably over two years, starting no later than 60 days after the termination date, but such payment is contingent upon the participant signing (and not revoking) a general release of all claims in a form provided by Coastway Community Bank. Upon termination of the participant’s employment in a manner that results in payments to the participant under the Severance Plan, for the period of time that severance payments are being made thereunder, the participant agrees not to solicit customers to terminate their relationships with Coastway Community Bank.

Supplemental Executive Retirement Plan for William A. White.  Coastway Community Bank entered into a non-qualified supplemental executive retirement plan (“SERP”) with William A. White as of January 1, 2011, which was amended and restated as of January 1, 2013.  In 2011, Coastway Community Bank transferred the value accrued under a prior SERP to the current SERP and is required to make annual contributions of $72,000 each January 1 thereafter until January 1, 2023, so long as Mr. White remains employed by Coastway Community Bank.  Upon Mr. White’s separation from service on or after age 67, Coastway Community Bank shall pay Mr. White’s SERP benefit in 10 approximately equal annual installments staring on the first business day of January after his separation from service.  If Mr. White dies before all installments have been paid, the balance shall be paid in a cash lump sum to his beneficiary.  If Mr. White dies or becomes disabled before reaching age 67, he will become fully vested in his liability reserve account and it shall be paid to him or his beneficiary in a lump sum no later than the first day of the second month after his death or disability.  If Mr. White separates from service before age 67 for reasons other than death, disability or cause, he shall be paid the vested portion of his liability reserve account in a lump sum no later than the first day of the second month after such separation from service.  As of December 31, 2017, Mr. White was 85% vested in his SERP benefit.  An additional 5% of his SERP benefit becomes vested as of each December 31 until it is 100% vested on December 31, 2020.  If Mr. White’s employment is terminated for cause, he will forfeit all benefits under the SERP.  In addition, SERP benefits may be paid to Mr. White in the event of an unforeseeable emergency, as defined in the SERP. On April 23, 2015, Coastway Community Bank adopted the Coastway Community Bank 2015 Amended and Restated Supplemental Executive Retirement Plan (the “Plan”) for William A. White.  The Plan is substantially similar to the 2013 Amended and Restated Supplemental Executive Retirement Plan entered into in July 2013, except that, as a result of the amendment and restatement, Mr. White has the right to invest all or a portion of his account (referred to in the Plan as the “liability reserve account”) in Coastway Bancorp, Inc. common stock (“Employer Stock”).  Upon distribution of Mr. White’s interest in the liability reserve account, any amount invested in Employer Stock will be distributed in-kind.

In addition, in the event of Mr. White’s separation from service prior to normal retirement age for reasons other than death, disability or separation from service due to cause, Mr. White will be paid a lump sum payment equal to the vested portion of his liability reserve account (which, in accordance with the amendment and restatement, will be fully vested in the event of separation from service in connection with a change in control).  The amended and restated Plan also includes a definition for “change in control.”

Supplemental Executive Retirement Plan.  Effective July 1, 2013, Coastway Community Bank adopted a non-qualified supplemental executive retirement plan (“Executive SERP”) for certain senior executives, including Messrs. White and Gibbons and Ms. Fritz.  Each Executive SERP participant will receive 60% (70% for Mr. White) of their final average compensation upon separation from service after attaining normal retirement age (i.e., age 66, 67 or 68, as specified in their benefits schedule), less offsets for the employer’s contribution to Coastway Community Bank’s 401(k) Retirement Plan (“401(k) Plan”) and 50% of the contribution to Social Security.  Mr. White’s benefit under this Executive SERP is also offset by the benefit under his other SERP (described above).  Benefits are also reduced if a participant has not completed 20 years of service. Benefits generally vest in 10% increments for each year of service completed after the effective date of the Executive SERP.  If a participant separates from service before normal retirement age, he shall be paid his or her vested accrued benefit in the form selected by the participant, unless such separation is due to cause, in which case all benefits are forfeited.  Benefits are payable in the form selected by each participant, which may be a cash lump sum, monthly installments over 5 years, or monthly installments for life, with 15 years of guaranteed payments.   If a proper election is not made, the default payment is a cash lump sum.  If a participant dies or becomes disabled before benefits begin, the participant will become fully vested and the participant or the participant’s beneficiaries shall be paid his vested accrued benefit as a cash lump sum no later than 30 days after the date of such death or disability.  If the participant dies after payments have begun, all remaining payments shall be made to the participant’s beneficiary in a cash lump sum no later than 30 days after such death.

401(k) Plan.  Since 1994, Coastway Community Bank has maintained the Coastway Community Bank 401(k) Plan.  Employees who have attained age 21 and completed six months of employment are eligible to participate in the 401(k) Plan.   Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, up to 100% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code.  For 2017, the salary deferral contribution limit was $18,000, provided, however, that a participant over age 50 may contribute an additional $6,000, for a total contribution of $24,000.  In addition to salary deferral contributions, Coastway Community Bank may make matching contributions up to 5% of each participant’s compensation and discretionary profit sharing contributions.  Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of his or her termination of employment.  Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options, including in the common stock of Coastway Bancorp, Inc.

Employee Stock Ownership Plan.  In connection with the completion of the mutual to stock conversion, Coastway Community Bank adopted a tax-qualified retirement plan known as an employee stock ownership plan (“ESOP”) for eligible employees.  Eligible employees began participation in the ESOP on the later of January 14, 2014 or upon the first entry date commencing on or after the eligible employee’s completion of age 21 and 1,000 hours of service during a continuous 12-month period.

The ESOP trustee purchased, on behalf of the ESOP, 395,934 shares of Coastway Bancorp, Inc. common stock issued in the conversion.  The ESOP funded its stock purchase with a loan from Coastway Bancorp, Inc. equal to the aggregate purchase price of the common stock.  The loan has been and will be repaid principally through Coastway Community Bank’s contribution to the ESOP and dividends payable on common stock held by the ESOP over the anticipated 25-year term of the loan.  The interest rate for the ESOP loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal.  Thereafter the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee will hold the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan.  The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  Each participant will vest in his or her benefit at a rate of 20% per year, such that the participant will be fully vested upon completion of five years of credited service.  However, each participant who was employed by Coastway Community Bank prior to the offering will receive credit for vesting purposes for years of service prior to the adoption of the ESOP.  A participant also will become fully vested automatically in his or her benefit upon normal retirement, death or disability, or termination of the ESOP.  Generally, a participant will receive a distribution from the ESOP upon separation from service.

The ESOP permits a participant to direct the trustee as to how to vote the shares of common stock allocated to his or her account.  The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions.

Under applicable accounting requirements, Coastway Community Bank records compensation expense for the ESOP at the fair value of the shares as they are committed to be released from the unallocated suspense account to each participant’s account.  The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants results in a corresponding reduction in Coastway Bancorp, Inc.’s earnings.

2015 Equity Incentive Plan.  On May 21, 2015, the stockholders of Coastway Bancorp, Inc. approved the 2015 Equity Incentive Plan (the “Equity Incentive Plan”), which provides for the grant of stock-based awards to officers, employees and directors of Coastway Bancorp, Inc. and Coastway Community Bank.  The Equity Incentive Plan authorizes the issuance or delivery of up to 692,885 shares of Coastway Bancorp, Inc. common stock pursuant to grants of restricted stock awards, incentive stock options, and non-qualified stock options; provided, however, that the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 494,918 (all of which may be granted as incentive stock options) and the maximum number of shares of stock that may be issued as restricted stock awards is 197,967.

The Equity Incentive Plan is administered by the members of Coastway Bancorp, Inc.’s Compensation Committee of the Board of Directors (the “Compensation Committee”) who are “Disinterested Board Members,” as defined in the Equity Incentive Plan.  The Compensation Committee has the authority and discretion to select the persons who will receive awards; establish the terms and conditions relating to each award; adopt rules and regulations relating to the Equity Incentive Plan; and interpret the Equity Incentive Plan.  The Equity Incentive Plan also permits the Compensation Committee to delegate all or any portion of its responsibilities and powers.

Our employees and outside directors are eligible to receive awards under the Equity Incentive Plan.  Awards may be granted in a combination of restricted stock awards, incentive stock options, and non-qualified stock options.  The exercise price of stock options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted.  Stock options are subject to vesting conditions and restrictions as determined by the Compensation Committee.  Stock awards under the Equity Incentive Plan will be granted only in whole shares of common stock.  All restricted stock and stock option grants will be subject to conditions established by the Compensation Committee that are set forth in the award agreement.  39,045 restricted stock shares and 91,225 stock options were awarded during 2016 and 26,155 stock options and 11,228 restricted stock shares were awarded during 2017 by the Compensation Committee under the Equity Incentive Plan.  Executive officers returned 2,683 shares of vested restricted stock in February 2017 for tax withholding purposes.  An executive who retired, forfeited 3,016 shares of restricted stock at December 31, 2017 and had 380 vested shares returned for tax withholding purposes.  Executive Officers returned 2,974 shares of vested restricted stock in February 2018 for tax withholding purposes.

Director Compensation

The following table sets forth for the year ended December 31, 2017 certain information as to the total remuneration we paid to our non-employee directors.  Information with respect to compensation paid to directors who are also named executive officers is included above in “Executive Officer Compensation—Summary Compensation Table.”

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)(2)

Mark E. Crevier	28,271	6,773	3,941	38,985
Hon. Francis X. Flaherty	12,681	4,510	2,626	19,817
Debra M. Paul	24,181	4,510	2,626	31,317
Dennis M. Murphy	14,181	4,510	2,626	21,317
James P. Fiore	21,181	4,510	2,626	28,317
Lynda Dickinson	12,681	4,510	2,626	19,817
Phillip Kydd	22,681	4,510	2,626	29,817
David P. DiSanto	15,681	4,510	2,626	22,817
Malcolm G. Chace	11,500	4,510	2,626	18,636
Angelo P. Lopresti	11,500	4,510	2,626	18,636

(1)   The amounts for the year ended December 31, 2017 represent the grant date fair value of the stock and option awards granted to the directors on February 16, 2017 under the 2015 Equity Incentive Plan.  The grant date fair value of the stock and option awards have been computed in accordance with the stock-based compensation accounting rules (FASB ASC Topic 718).  Assumptions used in the calculations of these amounts are included in note 10 to our financial statements in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.  The outstanding aggregate number of option awards for each director as of December 31, 2017 was 1,496 options other than Mark Crevier who received 2,245 options, and 857 options were awarded to Malcolm Chace and Angelo Lopresti as they joined the board of directors subsequent to the 2016 award date.  The outstanding aggregate number of restricted stock awards for each director as of December 31, 2017 was 563 shares for each director other than Mark Crevier who received 845 shares, and 360 shares were awarded to Malcolm Chace and Angelo Lopresti as they joined the board of directors subsequent to the 2016 award date.

(2)   No director received perquisites or personal benefits that, in the aggregate, were greater than or equal to $10,000 in 2017.

Each non-employee director of Coastway Community Bank was paid a retainer of $10,000 for the year. The chairman of the board received an additional retainer of $5,000.  Additionally, each executive committee member was paid an additional retainer of $10,000.

Directors were paid a $3,000 retainer for audit committee, and a $1,500 retainer for nominating/corporate governance and compensation committee.  The directors of Coastway Bancorp, Inc. are not separately compensated.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Principal Holders

Persons and groups who beneficially own in excess of 5% of the shares of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 26, 2018, the shares of common stock beneficially owned by each person who was known to us as the beneficial owner of more than 5% of our outstanding shares of common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders

Maltese Capital Holdings, LLC Malta Hedge Fund II, L.P.
Maltese Capital Management LLC Terry Maltese 150 East 52nd Street, 30th Floor, New York, New York 10022	410,000	(2)	9.3%

Coastway Community Bank ESOP and Coastway Community Bank 401(k) Retirement Plan	483,802	(3)	11.0%

(1)               In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined.  As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)               On a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2018, Maltese Capital Management LLC reported shared dispositive and voting power with respect to 410,000 shares of our common stock; Maltese Capital Holdings, LLC reported shared dispositive and voting power with respect to 365,498 shares of our common stock; Maltese Hedge Fund II, L.P. reported shared dispositive and voting power with respect to 228,045 shares of our common stock; and Terry Maltese reported shared dispositive and voting power with respect to 410,000 shares of our common stock.

(3)               On a Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2018, Delaware Charter Guarantee & Trust Company dba Principal Trust Company reported shared dispositive and voting power with respect to 483,802 shares of our common stock, of which 393,004 shares, or 8.9% are owned by the ESOP and 90,798 shares or 2.1% are owned by the 401(k).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions With Certain Related Persons

Loans and Extensions of Credit.  The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Coastway Community Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees.  Coastway Community Bank makes loans to its executive officers and employees through an employee loan program pursuant to which such loans bear interest at a rate that is 1.0% lower than the market rate at the time of origination, but no lower than 4%, unless the market rate is lower than 4%, but for which no further discount would apply.  The program applies only to residential mortgages, consumer loans and home equity installment loans on a primary residence and is available to all employees of Coastway Community Bank.

The following table sets forth loans made by Coastway Community Bank to its directors and executive officers where the largest amount of all indebtedness outstanding during the years ended December 31, 2017 and 2016, and all amounts of interest payable during each year, respectively, exceeded $120,000, and where the borrowers received reduced interest rates pursuant to the employee loan program described above.  Except for the reduced interest rates, all loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Coastway Community Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Name	Type of Loan	Largest Aggregate Balance from January 1, 2016 to December 31, 2017	Interest Rate on December 31, 2017	Principal balance on December 31, 2017		Amount of Principal Paid from January 1, 2016 to December 31, 2017	Amount of Interest Paid from January 1, 2016 to December 31, 2017

William A. White	Residential mortgage	$428,157	4.0%	$367,728	(1)	$60,429	$33,297
Richard H. Petrarca	Residential mortgage	$167,404	4.0%	$158,458		$8,946	$13,054

(1)         Unsecured.

Other than as described above and except for directors and executive officers whose loans were made on preferential terms but for which the principal balance has been less than $120,000 since January 1, 2016, all loans made by Coastway Community Bank to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Coastway Community Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.  Coastway Community Bank is in compliance with state and federal regulations with respect to its loans and extensions of credit to executive officers and directors.

In addition, loans or any other transaction including a director or executive officer must be approved in advance by a majority of the disinterested members of the board of directors.  The aggregate amount of our loans to our executive officers and directors and their related entities was $1.2 million at December 31, 2017.  As of December 31, 2017, these loans were performing according to their current terms.

There were no transactions or series of transactions since the beginning of 2016 or any currently proposed transaction where we were or are a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer William A. White is “independent” as defined in the listing standards of the Nasdaq Stock Market.  Mr. White is not independent because he is one of our executive officers.

In determining the independence of the other directors, the board of directors considered loans made to Directors Crevier, Dickinson and Kydd, and to CHILD, Inc., for which Director Dickinson is the Chief Executive Officer, and to 20 Centerville Road Associates, LLC, in which Director Flaherty has an ownership interest.

Item 14.   Principal Accountant Fees and Services

Crowe Horwath LLP was our independent registered public accounting firm for the years ended December 31, 2017 and 2016.  Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the years ended December 31, 2017 and 2016, respectively.

	Year Ended December 31, 2017	Year Ended December 31, 2016

Audit Fees	$147,000	$134,250
Audit-Related Fees	$40,000	$—
Tax Fees	$20,100	$19,300
All Other Fees	$—	$—

Audit Fees.  The aggregate fees billed to us for professional services rendered for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements including HUD audit procedures were $147,000 and $134,250 by Crowe Horwath LLP during the years ended December 31, 2017 and 2016, respectively. The December 31, 2017 and 2016 audit fees included $28,000 and $25,000 of fees respectively, for HUD audit procedures.

Audit Related Fees.  There were no audit-related fees billed by Crowe Horwath LLP during the year ended December 31, 2016.  Audit-related fees billed by Crowe Horwath LLP for the year ended December 31, 2017 were $40,000 related to the audits of the 401(k) and ESOP financial statements.

Tax Fees.  The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance were $20,100 and $19,300 by Crowe Horwath LLP during the years ended December 31, 2017 and 2016, respectively.

All Other Fees.  There were no fees billed to us for professional services rendered for other fees during the years ended December 31, 2017 and 2016, respectively.  There were no fees billed to us by Crowe Horwath LLP during the years ended December 31, 2017 and 2016 that are not described above.

The Audit Committee has considered whether the provision of non-audit services, which related primarily to tax compliance services and tax advice rendered, was compatible with maintaining the independence of Crowe Horwath LLP.  The Audit Committee concluded that performing such services did not affect the independence of Crowe Horwath LLP in performing its function as our independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services.  The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary.  The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The audit-related fees and all other fees described above were approved as part of our engagement of Crowe Horwath LLP.

PART IV

Item 15.                          Exhibits and Financial Statement Schedules

(a)(1)                  Financial Statements

The following are filed as a part of this report by means of incorporation by reference to Coastway Bancorp, Inc.’s 2017 Annual Report to Stockholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2017 and 2016

(C)	Consolidated Statements of Income - Years ended December 31, 2017 and 2016

(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2017 and 2016

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2017 and 2016

(F)	Notes to Consolidated Financial Statements.

(a)(2)                  Financial Statement Schedules

None.

(a)(3)                  Exhibits

2.1	Agreement and Plan of Merger dated as of March 14, 2018 by and among HarborOne Bancorp, Inc., Coastway Bancorp, Inc. and Massachusetts Acquisitions, LLC (12)
3.1	Articles of Incorporation of Coastway Bancorp, Inc. (1)
3.2	Bylaws of Coastway Bancorp, Inc. (2)
3.3	Articles of Amendment to the Articles of Incorporation of Coastway Bancorp, Inc.(3)
4	Form of Common Stock Certificate of Coastway Bancorp, Inc. (4)
10.1	Employment Agreement between Coastway Community Bank and William A. White, and amendment(5)
10.2	Form of Coastway Community Bank Change in Control Severance Plan(6)
10.3	Supplemental Executive Retirement Plan for William A. White(7)
10.4	Supplemental Executive Retirement Plan for Certain Executives(8)
10.5	2015 Equity Incentive Plan(9)
10.6	Annual Incentive Plan (11)
21	Subsidiaries of Registrant (10)
23.1	Consent of Crowe Horwath LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (v) the notes to the Consolidated Financial Statements*

*                                         Previously filed.

(1)                                 Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on September 12, 2013, as amended.

(2)                                 Incorporated by reference to Exhibit 3.2 to the current report on Form 8-K of Coastway Bancorp, Inc. (file no. 001-36263), originally filed with the Securities and Exchange Commission on March 28, 2016.

(3)                                 Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of Coastway Bancorp, Inc. (file no. 333-191120), originally filed with the Securities and Exchange Commission on November 7, 2013, as amended.

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

(12)                          Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Coastway Bancorp, Inc. (file no. 001-36263), originally filed with the Securities and Exchange Commission on March 15, 2018.

Item 16.                          Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTWAY BANCORP, INC.

Date: March 29, 2018	By:	/s/ William A. White
William A. White
President and Chief Executive Officer
(Duly Authorized Representative)