Form 10-Q
period 2018-03-31
Coastway Bancorp, Inc.
filed 2018-05-03
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO                 .

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

As of April 30, 2018 there were 4,386,351 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except per share amounts)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$2,285	$3,258
Interest-earning deposits	44,504	51,311
Total cash and cash equivalents	46,789	54,569
Federal Home Loan Bank stock, at cost	9,404	8,299
Loans, net of allowance for loan losses of $3,162 and $2,920, respectively	662,210	614,593
Loans held for sale	8,052	11,077
Premises and equipment, net	31,540	31,849
Accrued interest receivable	2,108	1,962
Foreclosed real estate	4,196	4,223
Bank-owned life insurance	4,615	4,585
Net deferred tax asset	1,049	1,047
Other assets	8,186	6,701
Total assets	$778,149	$738,905

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$371,973	$360,068
Non-interest-bearing	116,995	116,888
Total deposits	488,968	476,956
Borrowed funds	209,300	181,675
Accrued expenses and other liabilities	8,013	8,929
Total liabilities	706,281	667,560

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,386,351 and 4,389,045 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	44	44
Additional paid-in capital	40,102	40,065
Retained earnings	35,281	34,834
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,288)	(3,327)
Accumulated other comprehensive loss	(271)	(271)
Total stockholders’ equity	71,868	71,345
	$778,149	$738,905

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three months ended March 31,
(in thousands except share amounts)	2018	2017
Interest income:
Interest and fees on loans	$6,688	$5,462
Other interest income	245	151
Total interest income	6,933	5,613
Interest expense:
Interest on deposits	806	706
Interest on borrowed funds	774	226
Total interest expense	1,580	932
Net interest income	5,353	4,681
Provision for loan losses	362	60
Net interest income after provision for loan losses	4,991	4,621
Non-interest income:
Customer service fees	897	832
Net gain on sales of loans and other mortgage banking income	623	818
Bank-owned life insurance income	30	38
Other income	(8)	59
Total non-interest income	1,542	1,747
Non-interest expenses:
Salary and employee benefits	2,898	2,959
Occupancy and equipment	823	872
Data processing	479	474
Deposit servicing	236	241
Professional fees	617	222
FDIC insurance assessment	111	78
Advertising	79	101
Foreclosed real estate	71	7
Other general and administrative	500	491
Total non-interest expenses	5,814	5,445
Income before income taxes	719	923
Income tax expense	272	361
Net income and comprehensive income	$447	$562
Weighted average common shares outstanding-basic	4,023,082	4,013,967
Weighted average common shares outstanding-diluted	4,074,793	4,031,347
Per share information:
Basic earnings per common share	$0.11	$0.14
Diluted earnings per common share	$0.11	$0.14

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Compensation-	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2017	4,389,045	$44	$40,065	$34,834	$(3,327)	$(271)	$71,345
Net income	—	—	—	447	—	—	447
Stock-based compensation, net of awards surrendered	(2,694)	—	(14)	—	—	—	(14)
ESOP shares committed to be allocated (3,959 shares)	—	—	51	—	39	—	90
Balance at March 31, 2018	4,386,351	$44	$40,102	$35,281	$(3,288)	$(271)	$71,868

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$447	$562
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	362	60
Loans originated for sale	(44,084)	(39,350)
Loans sold	47,537	57,149
Gain on sale of mortgage loans, net	(428)	(877)
Amortization of deferred loan costs	280	259
Provision on foreclosed real estate	27	—
Depreciation and amortization expense	368	356
Income from Bank-owned life insurance	(30)	(38)
Deferred income tax expense (benefit)	(2)	(114)
ESOP expense	90	67
Stock-based compensation	45	42
Net change in:
Accrued interest receivable	(146)	8
Other, net	(2,401)	(952)
Net cash provided by operating activities	2,065	17,172
Cash flows from investing activities:
Purchase of FHLB stock	(1,105)	—
Redemption of FHLB stock	—	511
Loan originations, net of principal payments	(19,242)	(3,992)
Purchase of loans from third party originators	(29,017)	(5,198)
Purchases of premises and equipment	(59)	(388)
Net cash used by investing activities	(49,423)	(9,067)
Cash flows from financing activities:
Net increase in deposits	12,012	9,336
Net change in short-term borrowed funds	27,625	(20,000)
Restricted stock forfeited for tax withholdings	(59)	(44)
Repurchase of common stock	—	(253)
Net cash provided (used) by financing activities	39,578	(10,961)

Net change in cash and cash equivalents	(7,780)	(2,856)
Cash and cash equivalents at beginning of period	54,569	44,658
Cash and cash equivalents at end of period	$46,789	$41,802

Supplemental cash flow information:
Interest paid on deposits	$805	$705
Interest paid on borrowed funds	702	208
Income taxes paid	350	25

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

Acquisition

On March 14, 2018, the Company and HarborOne Bancorp, Inc. (“HONE”) announced they had entered into a definitive agreement under which HONE will acquire the Company in an all cash transaction valued at approximately $125.6 million.  The Company’s stockholders will receive $28.25 for each share of Company common stock that they own.  The transaction is expected to close in the second half of 2018 and is subject to customary closing conditions, including the approval of the Company’s stockholders and required regulatory approvals. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all.  In connection with the acquisition, the Company had incurred $398,000 of merger expenses for the three months ended March 31, 2018, primarily legal and investment banker costs, which are included in professional fees in the Statement of Net Income and Comprehensive income.

Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and its subsidiary.  All significant intercompany transactions have been eliminated.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the SEC for quarterly reports on Form 10-Q and Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The results of operations for interim periods are not necessarily indicative of results for the full year or any other interim period. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Corporation’s annual report on Form 10-K.

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

Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in December 2017 which reduced the corporate federal statutory tax rate from 34% to 21% effective January 1, 2018.

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

ASU 2017-07, Compensation — Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which in March 2017, the FASB issued amended existing guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

rendered by the pertinent employees during the period.  The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments allow only the service cost component to be eligible for capitalization.  The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods.  For emerging growth companies, the amendments are effective for annual periods after December 15, 2018, including interim periods within those periods.  Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.  The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of net income and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retroactive presentation requirements.  The amendment requires disclosure that the practical expedient was used.  The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

(2)         Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Residential real estate mortgage loans:
1-4 family	$350,120	$312,095
Home equity loans and lines of credit	70,188	71,844
Total residential real estate mortgage loans	420,308	383,939

Commercial:
Commercial real estate	166,985	156,024
Commercial business	16,454	17,158
Commercial construction	15,385	13,552
SBA	40,142	41,020
Consumer	1,143	1,229
Total loans	660,417	612,922

Allowance for loan losses	(3,162)	(2,920)
Net deferred loan costs	4,955	4,591
Loans, net	$662,210	$614,593

Residential one- to four-family loans of $350.1 million at March 31, 2018 and $312.1 million at December 31, 2017 include purchased loans which were individually underwritten based on the Bank’s credit standards, totaling $120.7 million and $96.8 million at March 31, 2018 and December 31, 2017, respectively.  During the three months ended March 31, 2018 and 2017, the Bank purchased $28.7 million and $5.1 million of loans at a cost of $29.0 million and $5.2 million, respectively.  The loans purchased from third parties are located in New England, primarily Massachusetts.

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

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Currently, under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans to borrowers that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.  Guaranteed portions of SBA loans totaled $26.3 million and $26.7 million at March 31, 2018 and December 31, 2017, respectively.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three and five year periods; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2018 and the year ended December 31, 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above process are considered to be pass-rated.

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

	March 31, 2018
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Pass	$163,294	$16,454	$15,385	$38,380	$233,513
Loans rated 6	—	—	—	47	47
Loans rated 7	3,691	—	—	1,715	5,406
Loans rated 8	—	—	—	—	—
	$166,985	$16,454	$15,385	$40,142	$238,966

	December 31, 2017
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Pass	$152,296	$17,158	$13,552	$39,040	$222,046
Loans rated 6	—	—	—	76	76
Loans rated 7	3,728	—	—	1,904	5,632
Loans rated 8	—	—	—	—	—
	$156,024	$17,158	$13,552	$41,020	$227,754

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

The following table presents past due loans as of the dates indicated.

March 31, 2018

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
1-4 family	$3,909	$—	$313	$4,222	$—	$2,831
Home equity loans and lines of credit	405	73	6	484	—	662
Commercial real estate	899	—	254	1,153	—	254
Commercial business	20	—	—	20	—	—
Commercial construction	—	—	—	—	—	—
SBA	691	151	137	979	—	377
Consumer	8	—	—	8	—	—
Total gross loans	$5,932	$224	$710	$6,866	$—	$4,124

December 31, 2017

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
1-4 family	$4,337	$237	$531	$5,105	$—	$3,385
Home equity loans and lines of credit	611	100	132	843	—	573
Commercial real estate	1,404	376	254	2,034	—	254
Commercial business	—	32	—	32	—	—
Commercial construction	—	—	—	—	—	—
SBA	1,079	179	281	1,539	—	524
Consumer	11	—	—	11	—	—
Total gross loans	$7,442	$924	$1,198	$9,564	$—	$4,736

The balance of loans on non-accrual at March 31, 2018 and December 31, 2017 exceeds loans 90 days or more past due, due to a combination of loans that are current, but that have been modified in a troubled debt restructuring and/or loans for which future payments are not reasonably assured.

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

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

March 31, 2018

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
1-4 family	$4,819	$4,560	$4,247	$313	$5
Home equity loans & lines of credit	1,843	1,801	1,763	38	6
Commercial real estate	470	470	470	—	—
SBA	2,603	2,458	2,161	297	17
Consumer	53	53	41	12	2
Total	$9,788	$9,342	$8,682	$660	$30

December 31, 2017

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
1-4 family	$5,382	$5,125	$4,810	$314	$6
Home equity loans & lines of credit	1,888	1,845	1,807	39	6
Commercial real estate	475	476	475	—	—
SBA	2,660	2,640	2,492	149	8
Consumer	55	55	43	12	2
Total	$10,460	$10,141	$9,627	$514	$22

Of the $2.4 million and $2.6 million of impaired SBA loans at March 31, 2018 and at December 31, 2017, respectively, guaranteed portions of such loans amounted to $1.9 million  at March 31, 2018 and December 31, 2017, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income Recognized
Residential 1-4 family	$4,948	$72	$5,607	$53
Home equity loans & lines of credit	1,824	30	1,658	26
Commercial real estate	472	3	4,386	48
SBA	2,580	28	1,466	23
Consumer	54	—	13	—
Total	$9,878	$133	$13,130	$150

Troubled Debt Restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss. Total TDR loans, included in impaired loans as of March 31, 2018 and December 31, 2017 were $7.6 million and $8.2 million, respectively.  No additional funds are committed to be advanced in connection with TDR loans.  TDR loans on accrual status amounted to $5.2 million and $5.4 million at March 31, 2018 and December 31, 2017, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	1	$152	$152
Home equity	1	16	16
Commercial real estate	—	—	—
SBA	—	—	—
Total	2	$168	$168

The troubled debt restructurings described above had a $2,000 impact to the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2018.

There were no troubled debt restructurings that subsequently defaulted within 12 months of restructuring during the three months ended March 31, 2018.

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

Troubled debt restructurings that subsequently defaulted within 12 months of restructuring are as follows during the period indicated:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Residential 1-4 family	1	$108
Home equity	1	74
Commercial real estate	2	4,108
Total	4	$4,290

The troubled debt restructurings described above resulted in no charge-offs and no specific reserves for the three months ended March 31, 2017.

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended March 31, 2018

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2017	$1,257	$489	$776	$83	$70	$239	$6	$2,920
Provision (credit)	159	(13)	69	(2)	12	139	(2)	362
Loans charged-off	—	—	—	—	—	(128)	—	(128)
Recoveries	—	1	—	—	—	5	2	8
Allowance at March 31, 2018	$1,416	$477	$845	$81	$82	$255	$6	$3,162

Three Months Ended March 31, 2017

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2016	$1,009	$541	$596	$60	$51	$228	$8	$2,493
Provision (credit)	24	(9)	33	4	10	—	(2)	60
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	3	2	6
Allowance at March 31, 2017	$1,033	$533	$629	$64	$61	$231	$8	$2,559

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

March 31, 2018

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$5	$6	$—	$—	$—	$17	$2	$30
Allowance for non-impaired loans	1,411	471	845	81	82	238	4	3,132
Total	$1,416	$477	$845	$81	$82	$255	$6	$3,162
Impaired loans	$4,560	$1,801	$470	$—	$—	$2,458	$53	$9,342
Non-impaired loans	345,560	68,387	166,515	16,454	15,385	37,684	1,090	651,075

Total loans	$350,120	$70,188	$166,985	$16,454	$15,385	$40,142	$1,143	$660,417

December 31, 2017

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$6	$6	$—	$—	$—	$8	$2	$22
Allowance for non-impaired loans	1,251	483	776	83	70	231	4	2,898
Total	$1,257	$489	$776	$83	$70	$239	$6	$2,920
Impaired loans	$5,125	$1,845	$476	$—	$—	$2,640	$55	$10,141
Non-impaired loans	306,970	69,999	155,548	17,158	13,552	38,380	1,174	602,781

Total loans	$312,095	$71,844	$156,024	$17,158	$13,552	$41,020	$1,229	$612,922

(3)         Employee Benefits

Deferred Compensation Supplemental Executive Plan

The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan (“DCSERP”) with a senior executive.  The DCSERP allows the executive to invest all or a portion of the deferred compensation in Corporation Stock, provided that such stock will only be settled in Corporation Stock.  The assets invested in bonds, which are held in a Rabbi Trust, related to this Plan totaled $1.4 million at March 31, 2018 and at December 31, 2017, and are included in other assets at fair value in the consolidated balance sheet.  The liability for the benefit obligation reported in accrued expenses and other liabilities totaled $1.4 million at March 31, 2018 and at December 31, 2017. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at March 31, 2018 and December 31, 2017 which is accounted for at its cost basis of $100,000, which is offset in stockholders’ equity by the benefit obligation of $100,000.  Rabbi trust shares are considered outstanding shares for both basic and diluted EPS.

Supplemental Retirement Agreements

The Bank has entered into supplemental retirement agreements (“SERP”) with certain executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally ages 65-67.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally accrue as they are vested; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three months ended March 31, 2018 and 2017, SERP expense totaled $211,000 and $241,000, respectively.

Defined Benefit Pension Plan

Pension expense totaled $0 and $8,000 for the three months ended March 31, 2018 and 2017, respectively.  The Bank expects to contribute $8,000 during the plan year ending December 31, 2018.

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

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock at the Conversion date.  As of March 31, 2018, the ESOP holds 393,004 shares, or 9% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal at the beginning of its calendar year, which was 4.5% at January 1, 2018.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the Investment Fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

March 31, 2018
Allocated	63,349
Distributions	(2,930)
Committed to be allocated	3,959
Unallocated	328,626
393,004

The fair value of unallocated shares was approximately $9.0 million at March 31, 2018.

Total expense recognized in connection with the ESOP for the three month periods ended March 31, 2018 and 2017 was $90,000 and $67,000, respectively.

Termination Benefits

During the fourth quarter of 2017, the Corporation offered termination benefits of $253,000 to certain employees who were involuntarily terminated.  The expense related to the termination benefits were recorded as a component of salaries and employee benefits expense in accordance with FASB Accounting Standards Codification ASC Topic 420 Exit or disposal Cost Obligations.  The affected employees are not required to render any additional services to receive termination benefits.  The benefits are being paid weekly over varying periods up to 52 weeks.  At March 31, 2018, of the $253,000 of termination benefits recorded, $165,000 remains unpaid.

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

Restricted stock expense for the three month periods ended March 31, 2018 and 2017 was $30,000 and $28,000, respectively.  At March 31, 2018 and 2017, there was $384,000 and $556,000, respectively, of unrecognized salary and employee benefits cost related to restricted stock.  Executive officers forfeited 2,683 shares of restricted stock in February 2017 for tax withholding purposes with a fair value of $44,000.  An executive who retired, forfeited 3,016 shares of restricted stock at December 31, 2017, and had 380 vested shares returned for tax withholding purposes, with a fair value of $8,000.  Executive officers returned 2,694 shares of vested restricted stock in February 2018 for tax withholding purposes with a fair value of $59,000.

Stock option expense for the three months ended March 31, 2018 and 2017 was $15,000 and $14,000, respectively.  At March 31, 2018 and 2017, there was $200,000 and $288,000, respectively, of unrecognized salary and employee benefits cost related to stock options.

The following presents the assumptions that were used in determining the grant-date fair value of stock options:

2017 Grant
Volatility	15.04%
Forfeiture rate	00.00
Dividend yield	00.00
Expected term	8 years
Risk free interest rate	2.25%

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

Earnings per common share have been computed as follows for the three months ended March 31, 2018 and 2017:

(Dollars in thousands except per share amounts)	2018	2017
Net income applicable to common stock	$447	$562
Average number of common shares outstanding	4,353,682	4,360,405
Less: Average unallocated ESOP shares	(330,600)	(346,438)
Average number of common shares outstanding used to calculate basic earnings per share	4,023,082	4,013,967
Plus: dilutive impact of stock options	35,143	8,747
dilutive effect unvested restricted stock awards	16,568	8,633
Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	4,074,793	4,031,347
Earnings per share — basic	$0.11	$0.14
Earnings per share — diluted	$0.11	$0.14

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Earnings per Common Share (continued)

In November 2016, the Corporation authorized a program to repurchase, from time to time and as business conditions warrant, up to 223,331 shares of the Corporation’s common stock.  The Corporation repurchased no shares under this third stock repurchase program during the three months ended March 31, 2018, with 101,548 shares remaining to be repurchased under this program at March 31, 2018. We do not anticipate any further repurchases during the pending period until the acquisition by HONE.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31,	December 31,
	2018	2017
	(In thousands)

Commitments to originate loans for portfolio	$21,243	$24,390
Commitments to originate loans to be sold	22,398	13,959
Commitments to purchase loans from third parties	20,316	8,986
Unfunded commitments under home equity lines of credit	60,053	58,282
Unfunded commitments under commercial lines of credit	17,736	16,478
Unfunded commitments under SBA lines of credit	4,766	4,829
Unfunded commitments under overdraft lines of credit	189	183
Unadvanced funds on construction loans	5,300	7,426

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Mortgage Banking (continued)

Mortgage Banking

At March 31, 2018, the Bank had $22.4 million of interest rate lock commitments to borrowers and loans held for sale of $8.1 million with $26.3 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open To Be Announced securities (“TBAs”) with a notional amount of $12.8 million, mandatory delivery contracts with a notional amount of $3.1 million, and best efforts contracts with a notional amount of $10.4 million.  The Bank has $2.0 million of closed hedge instruments that are not settled at March 31, 2018.

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

Leases

In May 2017, the Bank entered into two agreements to lease out 8,650 square feet of the corporate headquarters for 63 months, with two additional renewal options of two years each.  In the first quarter of 2018, the Bank entered into an agreement to lease 3,000 square feet of the corporate headquarters for 60 months, commencing on June 1, 2018, with an option to extend for one additional three year period.  The schedule of minimum rental payments to be received under such leases as of December 31 are as follows (in thousands):

2018	$221
2019	248
2020	248
2021	248
2022	248
Thereafter	42
$1,255

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Derivatives (continued)

The following table presents the fair values of derivative instruments and forward loan sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
March 31, 2018

Derivative loan commitments
Commitments hedged with best efforts	Other assets	$111	N/A	$—
Commitments hedged with TBA	Other assets	241	N/A	—
Total derivative commitments		352	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	Other assets	4	N/A	—
Loans held for sale	Other assets	2	N/A	—
Total best efforts contracts		6		—
Mandatory delivery contracts	Other assets	4	N/A	—
TBA securities	N/A	—	Other liabilities	43
Total forward loans sale commitments		10		43
Total derivative loan and forward loan sale commitments		$362		$43

December 31, 2017

Derivative loan commitments:
Commitments hedged with best efforts	Other assets	$32	N/A	$—
Commitments hedged with TBA	Other assets	179	N/A	—
Total derivative commitments		211	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	Other assets	7	N/A	—
Loans held for sale	Other assets	18	N/A	—
Total best efforts contracts		25
Mandatory delivery contracts	Other assets	10	N/A	—
TBA securities	N/A	—	Other liabilities	20
Total forward loan sale commitments		35		20
Total derivative loan and forward loan sale commitments		$246		$20

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Derivatives (continued)

The following table presents information pertaining to the gains and losses on Bank’s derivative loan commitments not designated as hedging instruments and forward loan sale commitments:

		Three Months Ended March 31,
	Location of Gain/(Loss)	2018	2017
		(In thousands)
Derivative loan commitments	Net gain on sales of loans and other mortgage banking income	$141	$42

Best efforts contracts	Net gain (loss) on sales of loans and other mortgage banking income	(19)	75

Mandatory delivery contracts	Net gain (loss) on sales of loans and other mortgage banking income	(6)	37

TBA securities	Net gain (loss) on sales of loans and other mortgage banking income	(23)	(64)

		$93	$90

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

The Bank has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed mortgage loans intended for sale.  ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards.  The Bank elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values for the loans with changes in the fair value of the forward loan sale contracts used to economically hedge them.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $8.1 million, $7.8 million and $231,000 at March 31, 2018.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $11.1 million, $10.8 million and $310,000 at December 31, 2017.  The change in fair value of loans held for sale reported as a component of net gains on sale of loans and other mortgage banking income was $(47,000) and $(121,000) for the three months ended March 31, 2018 and 2017, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2018
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Derivative loan commitments hedged with best efforts	$—	$—	$111
Derivative loan commitments hedged with TBAs	—	—	241
Forward loan sale commitments:
Best efforts contracts hedging loans held for sale	—	—	2
Best efforts contracts hedging commitments	—	—	4
Mandatory delivery contracts	—	4	—
Liabilities measured on a non-recurring basis:
Forward loan sale commitments:
TBA securities	—	43	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	266
Foreclosed real estate	—	—	4,196

	December 31, 2017
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Derivative loan commitments hedged with best efforts	$—	$—	$32
Derivative loan commitments hedged with TBAs	—	—	179
Forward loan sale commitments:
Best efforts contracts hedging loans held for sale	—	—	7
Best efforts contracts hedging commitments	—	—	18
Mandatory delivery contracts	—	10	—
Liabilities measured on a non-recurring basis:
Forward loan sale commitments:
TBA securities	—	20	—
Assets measured on a non-recurring basis:
Impaired loans	—	—	178
Foreclosed real estate	—	—	4,223

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2018 or the year ended December 31, 2017.

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The carrying value of impaired loans recorded at fair value was $266,000, which is net of $125,000 charge-offs and $10,000 in specific reserves at March 31, 2018.  Losses related to collateral dependent impaired loans at fair value during the three months ended March 31, 2018 totaled $125,000.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The carrying value of impaired loans recorded at fair value was $178,000 net of no charge-offs and $3,000 in specific reserves at December 31, 2017 resulted in a provision of $16,000 for the year ended December 31, 2017.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.  Foreclosed real estate carried at fair value at March 31, 2018 totaled $4.2 million, comprised of $4.2 million of real estate securing a former commercial loan.  On February 20, 2018, the Bank entered into a Purchase & Sale Agreement to sell the foreclosed real estate for $4.4 million.  There were $27,000 in losses in the three months ended March 31, 2018 on foreclosed real estate held at period end based on the estimated net proceeds from sale.  There was no foreclosed real estate carried at fair value at March 31, 2017 and no losses for the three months ended March 31, 2017.

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

The table below presents for the three months ended March 31, 2018 and 2017, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Three months ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$236	$518
Gain arising during the period	—	7
Gains on new commitments during the period	358	601
Reclassifications of realized (gains) losses on settled commitments	(236)	(491)
Balance at end of period	$358	$635

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

March 31, 2018

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$352	Investor pricing	Pull-through rate	74.0% - 100%
Liabilities measured on a recurring basis:
Best efforts contracts — hedging commitments:	4	Investor pricing	Pull-through rate	82.5% - 100%
Best efforts contracts — hedging loans held for sale	2	Investor pricing	Pull-through rate	82.5% - 100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	266	Discounted appraisals	Collateral discounts	5 – 30%
Foreclosed real estate	4,196	Discounted appraisals	Collateral discounts	5 – 10%

December 31, 2017

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Derivative commitments	$211	Investor pricing	Pull-through rate	74.2% - 100%
Forward loan sale commitments:
Best efforts contracts — hedging commitments	7	Investor pricing	Pull-through rate	82.5% - 100%
Best efforts contracts — hedging loans held for sale	18	Investor pricing	Pull-through rate	82.5% - 100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	178	Discounted appraisals	Collateral discounts	5 – 30%
Foreclosed real estate	4,223	Discounted appraisals	Collateral discounts	10 – 43%

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

The estimates of fair value of financial instruments were based on information available at March 31, 2018 and December 31, 2017 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	March 31, 2018 (unaudited)		Fair value measurement
	Carrying
(Dollars in thousands)	Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Cash and cash equivalents	$46,789	$46,789	$46,789	$—	$—
Loans, net	662,210	656,407	—	—	656,407
Loans held for sale	8,052	8,052	—	8,052	—
FHLB stock	9,404	N/A	N/A	N/A	N/A
Accrued interest receivable	2,108	2,108	—	—	2,108
Financial liabilities:
Non-certificate accounts	323,524	323,524	323,524	—	—
Certificate accounts	165,444	165,162	—	165,162	—
Borrowed funds	209,300	209,103	—	209,103	—
Accounts interest payable	191	191	—	191	—

	December 31, 2017		Fair value measurement
	Carrying
(Dollars in thousands)	Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Cash and cash equivalents	$54,569	$54,569	$54,569	$—	$—
Loans, net	614,593	616,649	—	—	616,649
Loans held for sale	11,077	11,077	—	11,077	—
FHLB stock	8,299	N/A	N/A	N/A	N/A
Accrued interest receivable	1,962	1,962	—	—	1,962
Financial liabilities:
Non-certificate accounts	313,636	313,636	313,636	—	—
Certificate accounts	163,320	163,252	—	163,252	—
Borrowed funds	181,675	181,494	—	181,494	—
Accrued interest payable	118	118	—	118	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Corporation’s (also referred to herein as, “Company’s” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Corporation’s 2017 audited consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,”

“pursue,” “views” and similar terms or expressions.  Various statements contained in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Corporation wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Corporation’s future results.  The following important factors, among others, could cause the Corporation’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Corporation’s allowance for loan losses and/or valuations of foreclosed properties; (iii) changes in consumer spending could negatively impact the Corporation’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Corporation’s competitive position within its market area and reduce demand for the Corporation’s products and services; (v) in connection with the acquisition by HONE: failure of the parties to satisfy the conditions to complete the merger in a timely manner or at all; failure of the Company stockholders to approve the merger; failure to obtain governmental approvals or the imposition of adverse regulatory conditions in connection with such approvals; and the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events (vi) deterioration of securities markets could adversely affect the value or credit quality of the Corporation’s assets and the availability of funding sources necessary to meet the Corporation’s liquidity needs; (vii) changes in technology could adversely impact the Corporation’s operations and increase technology-related expenditures; (viii) increases in employee compensation and benefit expenses and other non-interest expenses could adversely affect the Corporation’s financial results; (ix) changes in laws and regulations that apply to the Corporation’s business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act (the “JOBS Act”) and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Corporation’s business environment, operations and financial results; (x) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Corporation’s financial results; (xi) our ability to enter new markets successfully and capitalize on growth opportunities; (xii) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xiii) some or all of the risks and uncertainties described in “Risk Factors” of the Corporation’s annual report on Form 10-K or in this quarterly report on Form 10-Q could be realized, which could have a material adverse effect on the Corporation’s business, financial condition and results of operation.  Therefore, the Corporation cautions readers not to place undue reliance on any such forward-looking information and statements.

Accounting Policies/Critical Accounting Estimates

As discussed in the 2017 audited consolidated financial statements included in the Corporation’s annual report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the valuation of loans held for sale, mortgage banking derivatives and commitments to sell fixed—rate residential mortgages.  The Corporation has not changed its significant accounting and reporting policies from those disclosed in its 2017 audited consolidated financial statements.

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

On March 14, 2018, the Company and HONE announced they had entered into a definitive agreement under which HONE will acquire the Company in an all cash transaction valued at approximately $125.6 million.  The Company’s stockholders will receive $28.25 for each share of Company common stock that they own.  The transaction is expected to close in the second half of 2018 and is subject to customary closing conditions, including the approval of the Company’s stockholders and required regulatory approvals.  However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all.

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

General.  Net income was $447,000 for the three months ended March 31, 2018 as compared to net income of $562,000 for the three months ended March 31, 2017, a decrease of $115,000.  The decrease in earnings for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to an increase in non-interest expense of $369,000, as a result of $398,000 in merger expenses included in professional fees.  Excluding the impact of $398,000 in merger expenses, non-interest expense would have decreased $29,000 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. On March 14, 2018, the Company and HONE announced they had entered into a definitive agreement under which HONE will acquire the Company in an all cash transaction valued at approximately $125.6 million.

Net income was also unfavorably impacted by an increase of $302,000 in the provision for loan losses, and a decrease of $205,000 in non-interest income, partially offset by a $672,000 increase in net interest income. We recorded a provision of $362,000 for the three months ended March 31, 2018 due to loan growth as well as a provision and related charge-off of $125,000 on a non-performing SBA loan.  The $205,000 decrease in non-interest income was primarily due to a decrease of $195,000 in net gains on sales of loans and other mortgage banking income for the three months ended March 31, 2018 as compared to the same period in 2017. Gains on sales of mortgage loans decreased $449,000 to $428,000 for the three months ended March 31, 2018 from $877,000 for the three months ended March 31, 2017, due to a decrease in the net margin and a decrease in the volume of mortgage loans sold as compared to the prior year period.  Mortgage loans sold during the three months ended March 31, 2018 totaled $47.5 million as compared to $57.1 million during the three months ended March 31, 2017.  A gain in the fair value of mortgage derivatives and net change in the fair value of loans held for sale of $200,000 was recorded during the three months ended March 31, 2018 as compared to a loss of $79,000 during the three months ended March 31, 2017. Net interest income increased $672,000, or 14.4%, to $5.4 million for the three months ended March 31, 2018 from $4.7 million for the three months ended March 31, 2017. This increase was due to a $6.9 million increase in net interest-earning assets to $144.1 million for the three months ended March 31, 2018, partially offset by a decrease in our interest rate spread of 14 basis points to 2.87% for the three months ended March 31, 2018 as compared to 2.98% for the prior year period.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Assets.  Our total assets increased $39.2 million, or 5.3%, to $778.1 million at March 31, 2018 from $738.9 million at December 31, 2017 primarily due to an increase in loans held for investment.  Total loans increased $47.5 million, or 7.7%, to $660.4 million at March 31, 2018 from $612.9 million at December 31, 2017.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $38.0 million, or 12.2%, to $350.1 million at March 31, 2018 from $312.1 million at December 31, 2017. Residential one-to four-family loans increased due to purchases of $28.7 million of loans at a purchase price of $29.0 million from third parties as well as organic loan growth. Commercial real estate loans increased $11.0 million, or 7.0% to $167.0 million at March 31, 2018 as compared to $156.0 million at December 31, 2017.  Commercial construction loans increased $1.8 million, or 13.5% to $15.4 million at March 31, 2018 from $13.6 million at December 31, 2017. Cash and cash equivalents decreased $7.8 million during the three months ended March 31, 2018 primarily due to a decrease in interest-earning deposits. Loans held for sale declined $3.0 million during the three months ended March 31, 2018 as loan sales outpaced loan originations.

Loans.  A summary of the balances of loans are as follows:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$350,120	53.02%	$312,095	50.92%
Home equity loans and lines of credit	70,188	10.63	71,844	11.72
Commercial real estate	166,985	25.28	156,024	25.46
Commercial business	16,454	2.49	17,158	2.80
Commercial construction	15,385	2.33	13,552	2.21
SBA loans	40,142	6.08	41,020	6.69
Consumer	1,143	0.17	1,229	0.20
Total loans	660,417	100.00%	612,922	100.00%
Net deferred loan costs	4,955		4,591
Allowance for loan losses	(3,162)		(2,920)

Total loans, net	$662,210		$614,593

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $12.0 million, or 2.5%, to $489.0 million at March 31, 2018 from $477.0 million at December 31, 2017.  The increase in deposits was a result of an increase of $7.3 million or 6.6%, in savings and interest bearing deposit accounts, an increase of $2.4 million, or 2.7% in money market accounts, and an increase of $2.1 million, or 1.3% in certificates of deposit accounts during the three months ended March 31, 2018.  The increase in money market accounts was primarily due to a money market special implemented in the fourth quarter of 2017.  The increase in certificates of deposit was primarily in the five-year maturity category.  Non-interest bearing demand deposits increased $107,000 from $116.9 million at December 31, 2017 to $117.0 million at March 31, 2018.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$116,995	23.93%	$116,888	24.51%
Money market accounts	87,939	17.98	85,575	17.94
Savings and interest-bearing demand deposit accounts	116,935	23.91	109,664	22.99
Club accounts	1,655	0.34	1,509	0.32
Total transaction accounts	323,524	66.16	313,636	65.76
Certificates of deposit	165,444	33.84	163,320	34.24
Total deposits	$488,968	100.00%	$476,956	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) as an alternate funding source. Borrowed funds at March 31, 2018 totaled $209.3 million as compared to $181.7 million at December 31, 2017, an increase of $27.6 million, or 15.2%.  Borrowed funds at March 31, 2018 were comprised of $207.6 million of short-term advances at a weighted average rate of 1.86% as compared to short-term advances of $179.9 million at December 31, 2017 at a weighted average rate of 1.49%.  The increase in short term advances during the three months ended March 31, 2018 was to fund the increase in loans.  Long-term FHLBB advances totaled $1.8 million at March 31, 2018 and December 31, 2017, were borrowed at no cost under the FHLBB’s Jobs for New England Program, and mature in 2021.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $71.9 million at March 31, 2018 from $71.3 million at December 31, 2017.  The increase in stockholders’ equity was due to net income of $447,000 and $90,000 of ESOP shares committed to be allocated.

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

Non-performing loans decreased to $4.1 million, or 0.62% of total loans at March 31, 2018, from $4.7 million, or 0.77% of total loans, at December 31, 2017 primarily due to a $554,000 decrease in non-performing one- to four-family residential loans.  A restructured residential one- to four-family loan with a balance of $420,000 was moved to performing status in 2018 due to satisfactory payment performance, and a $107,000 one- to four-family loan that paid off.  SBA non-performing troubled debt restructured loans decreased $125,000 during the three months ended March 31, 2018 primarily due to a partial charge-off on a past due loan.

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

Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is recorded at fair value less costs to sell.  Foreclosed real estate was $4.2 million at March 31, 2018 and at December 31, 2017, comprised of real estate securing a former commercial loan.  On February 20, 2018, the Bank entered into a Purchase & Sale Agreement to sell the foreclosed real estate for $4.4 million.

Accruing Troubled Debt Restructured Loans

Accruing troubled debt restructurings totaled $5.2 million at March 31, 2018, a decrease of $188,000 from $5.4 million at December 31, 2017.  The decrease in accruing troubled debt restructurings was primarily due to two home equity loans totaling $118,000 becoming troubled debt restructured loans which were transferred to non accruing status based on the borrowers declaring bankruptcy, though the loans remain current.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$1,300	$1,571
Home equity loans and lines of credit	179	86
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	252	274
Commercial construction loans	—	—
Consumer loans	—	—
Total nonaccrual loans	1,731	1,931
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	1,531	1,814
Home equity loans and lines of credit	483	487
Commercial real estate loans	254	254
Commercial business loans	—	—
SBA loans	125	250
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	2,393	2,805
Total nonperforming loans	4,124	4,736
Foreclosed real estate:
Residential real estate mortgage loans:
1-4 family	—	—
Home equity loans and lines of credit	—	—
Commercial real estate loans	4,196	4,223
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	4,196	4,223
Total nonperforming assets	$8,320	$8,959

Total accruing troubled debt restructured loans	$5,217	$5,405
Delinquent loans 60 — 89 days past due	$224	$924
Ratios:
Loans 60-89 days past due to total loans	0.03%	0.15%
Non-performing loans to total loans	0.62%	0.77%
Non-performing assets to total assets	1.07%	1.21%

For the three months ended March 31, 2018 and 2017, , gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $61,000 and $52,000, respectively.  The amount that was included in interest income on such loans totaled $58,000 and $46,000 for the three months ended March 31, 2018 and 2017, respectively.

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

(Dollars in thousands)	March 31, 2018	December 31, 2017
Special mention	$47	$76
Substandard	5,406	5,632
Doubtful	—	—
Loss	—	—
Total classified and special mention loans	$5,453	$5,708

The level of classified and special mention loans decreased by $255,000 to $5.5 million at March 31, 2018 from $5.7 million at December 31, 2017.  Substandard loans decreased $226,000 during the three months ended March 31, 2018, primarily as a result of $128,000 in partial charge-offs on two SBA loans as a result of an assessment of collectability and their past due status, and principal repayments.

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

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$2,920	$2,194

Provision for loan losses	362	60

Charge-offs:
Residential 1-4 family	—	—
Home equity loans and lines of credit	—	—
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	(128)	—
Commercial construction	—	—
Consumer	—	—
Total charge-offs	(128)	—
Recoveries on charged-off loans
Residential 1-4 family	—	—
Home equity loans and lines of credit	1	1
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA	5	3
Commercial construction	—
Consumer	2	2
Total recoveries	8	6

Net (charge-offs) recoveries	(120)	6
Balance at end of period	$3,162	$2,559
Annualized net loans charge-offs to average loans outstanding	0.08%	0.00%
Allowance for loan losses to non-performing loans at end of period	76.65%	60.18%
Allowance for loan losses to total loans at end of period	0.48%	0.48%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017.

General.  Net income was $447,000 for the three months ended March 31, 2018 as compared to net income of $562,000 for the three months ended March 31, 2017, a decrease of $115,000.  The decrease in earnings for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to  an increase in non-interest expense of $369,000, as a result of  $398,000 in merger expenses included in professional fees.  Excluding the impact of $398,000 in merger expenses, non-interest expense would have decreased $29,000 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. On March 14, 2018, the Company and HarborOne Bancorp, Inc. (“HONE”) announced they had entered into a definitive agreement under which HONE will acquire the Company in an all cash transaction valued at approximately $125.6 million.

Net income was also unfavorably impacted by an increase of $302,000 in the provision for loan losses, and a decrease of $205,000 in non-interest income, partially offset by a $672,000 increase in net interest income. We recorded a provision of $362,000 for the three months ended March 31, 2018 due to loan growth as well as a provision and related charge-off of $125,000 on a non-performing SBA loan.   The $205,000 decrease in non-interest income was primarily due to a decrease of $195,000 in net gains on sales of loans and other mortgage banking income for the three months ended March 31, 2018 as compared to the same period in 2017. Gains on sales of mortgage loans decreased $449,000 to $428,000 for the three months ended March 31, 2018 from $877,000 for the three months ended March 31, 2017, due to a decrease in the net margin and a decrease in the volume of mortgage loans sold as compared to the prior year period.  Mortgage loans sold during the three months ended March 31, 2018 totaled $47.5 million as compared to $57.1 million during the three months ended March 31, 2017.  A gain in the fair value of mortgage derivatives and net change in the fair value of loans held for sale of $200,000 was recorded during the three months ended March 31, 2018 as compared to a loss of $79,000 during the three months ended March 31, 2017. Net interest income increased $672,000, or 14.4%, to $5.4 million for the three months ended March 31, 2018 from $4.7 million for the three months ended March 31, 2017. This increase was due to a $6.9 million increase in net interest-earning assets to $144.1 million for the three months ended March 31, 2018, partially offset by a decrease in our interest rate spread of 14 basis points to 2.87% for the three months ended March 31, 2018 as compared to 2.98% for the prior year period.

Interest Income.  Interest income increased $1.3 million, or 23.5%, to $6.9 million for the three months ended March 31, 2018 from $5.6 million for the three months ended March 31, 2017.  The increase reflected an increase in the average balance of interest-earning assets of $105.4 million to $698.1 million for the three months ended March 31, 2018 as compared to $592.7 million for the three months ended March 31, 2017, and an increase in the average yield on interest-earning assets to 4.03% for the three months ended March 31, 2018 as compared to 3.84% for the three months ended March 31, 2017.  The majority of our interest income was derived from interest and fees on loans.  The average yield on interest-earning assets increased by 19 basis points to 4.03% primarily due to the 13 basis points increase in the average loan yield and the $101.4 million increase in average loans and loans held for sale during the three months ended March 31, 2018 as compared to the same prior year period.

Interest and fees on loans increased $1.2 million, or 22.4%, to $6.7 million for the three months ended March 31, 2018 from $5.5 million for the three months ended March 31, 2017.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $101.4 million to $646.2 million for the three months ended March 31, 2018 as compared to $544.7 million for the three months ended March 31, 2017.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family real estate loan portfolio.  Our average yield on loans increased to 4.20% for the three months ended March 31, 2018 from 4.07% for the three months ended March 31, 2017 primarily due to an increase in market interest rates.

Interest income on cash and cash equivalents  increased $70,000 to $144,000 for the three months ended March 31, 2018 from $74,000 for the three months ended March 31, 2017 due primarily to the 64 basis points increase in the average yield, coupled with a $1.1 million increase in average cash and cash equivalents as we increased our on-balance sheet liquidity.

Interest Expense. Interest expense increased $648,000, or 69.5%, to $1.6 million for the three months ended March 31, 2018 from $932,000 for the three months ended March 31, 2017 primarily due to a $548,000 increase in interest expense on borrowed funds, coupled with an increase of $100,000 in interest expense on deposits.  Interest expense on certificates of deposit increased $51,000 due primarily to an increase of 13 basis points in the average cost of certificates of deposit as compared to the same prior year period primarily due to certificates of deposit specials implemented to remain competitive as interest rates have increased. Interest expense on money market accounts increased $47,000 due primarily to an increase in the average cost of funds which increased to 0.58% for the three months ended March 31, 2018 from 0.42% for the three months ended March 31, 2017 as the Bank implemented a money market special rate promotion at 1.25% in the fourth quarter of 2017.  The average balance of money market accounts increased $13.8 million to $85.7 million for the three months ended March 31, 2018.

Interest expense on borrowed funds increased $548,000 to $774,000 for the three months ended March 31, 2018 from $226,000 for the three months ended March 31, 2017 due to an 83 basis points increase in the average cost of funds to 1.63%

for the three months ended March 31, 2018 as short-term interest rates increased in March 2017, June 2017, December 2017 and March 2018.  The average balance of borrowed funds increased $78.1 million to $193.0 million for the three months ended March 31, 2018 from $114.9 million for the three months ended March 31, 2017 as we increased our FHLBB advances to fund loan growth.

Net Interest Income.  Net interest income increased $672,000, or 14.4%, to $5.4 million for the three months ended March 31, 2018 from $4.7 million for the three months ended March 31, 2017. This increase was due to a $6.9 million increase in net interest-earning assets to $144.1 million for the three months ended March 31, 2018, partially offset by a decrease in our interest rate spread of 14 basis points to 2.87% for the three months ended March 31, 2018 as compared to 3.01% for the prior year period.  The net interest margin decreased nine basis points to 3.11% for the three months ended March 31, 2018 from 3.20% for the three months ended March 31, 2017.

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

	Three months ended March 31, 2018 vs. 2017
(Dollars in thousands)	Net change	Volume	Rate
Interest earning assets:
Loans and loans held for sale	$1,226	$1,057	$169
Cash and cash equivalents	70	2	68
Federal Home Loan Bank of Boston stock and other investments	24	34	(10)
Total interest-earning assets	1,320	1,093	227
Interest-bearing liabilities:
Money market accounts	$47	9	38
Savings accounts	2	2	—
Club accounts	—	—	—
Certificates of deposit	51	(1)	52
Borrowed funds	548	217	331
Total interest-bearing liabilities	648	227	421
Net interest income	$672	$866	$(194)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2018 and 2017.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2018			Three months ended March 31, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:
Loans and loans held for sale	$646,165	$6,688	4.20%	$544,728	$5,462	4.07%
Cash and cash equivalents	43,084	144	1.36%	41,972	74	0.72%
Federal Home Loan Bank of Boston stock and other investments	8,838	101	4.63%	5,974	77	5.23%
Total interest-earning assets	698,087	6,933	4.03%	592,674	5,613	3.84%
Non-interest-earning assets	45,322			40,909
Total assets	$743,409			$633,583

Liabilities and Equity:
Money market accounts	$85,666	122	0.58%	$71,885	75	0.42%
Savings accounts	110,043	27	0.10%	103,216	25	0.10%
Club accounts	1,516	—	—%	1,354	—	0.00%
Certificates of deposit	163,825	657	1.63%	164,162	606	1.50%
Total interest-bearing deposits	361,050	806	0.91%	340,617	706	0.84%
Borrowed funds	192,958	774	1.63%	114,889	226	0.80%
Total interest-bearing liabilities	554,008	1,580	1.16%	455,506	932	0.83%
Non-interest-bearing deposits	110,131			102,717
Other liabilities	7,952			6,813
Total liabilities	672,091			565,036
Stockholders’ equity	71,318			68,547
Total liabilities and stockholders’ equity	$743,409			$633,583

Net interest income		$5,353			$4,681
Net interest rate spread(1)			2.87%			3.01%
Net interest-earning assets(2)	$144,079			$137,168
Net interest margin(3)			3.11%			3.20%
Average interest-earning assets to interest-bearing liabilities			126.01%			130.11%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $362,000 was recorded to the allowance for loan losses during the three months ended March 31, 2018, an increase of $301,000 as compared to a provision of $60,000 for the three months ended March 31, 2017.  During the three months ended March 31, 2018, a provision of $159,000 was recorded relating to the residential one-to four- family loan portfolio primarily due to loan growth and a provision of $69,000 was recorded relating to the commercial real estate loan portfolio primarily due to loan growth coupled with additional credit risk associated with increased interest rates.  We recorded a provision of $139,000 for the three months ended March 31, 2018 relating to the SBA portfolio primarily due to a provision and related charge-off of $125,000 on a non-performing SBA loan.  We recorded net charge-offs of $120,000 for the three months ended March 31, 2018.  Our provisions are based on our assessment of loss history, current asset quality and economic trends.

A provision for loan losses of $60,000 was recorded to the allowance for loan losses during the three months ended March 31, 2017.  During the three months ended March 31, 2017, a provision of $24,000 was recorded to the residential one- to four-family loan portfolio, a provision of $33,000 was recorded to the commercial real estate loan portfolio and a $10,000 provision was recorded for the commercial construction portfolio all primarily due to loan growth. A credit provision of $9,000 was recorded to the home equity portfolio due to a decline in the loan balance.

Non-Interest income.  Non-interest income decreased $205,000, or 11.7%, to $1.5 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  The $205,000 decrease was primarily due to a decrease of $195,000 in net gains on sales of loans and other mortgage banking income for the three months ended March 31, 2018 as compared to the same period in 2017 and a decline in other income of $67,000, partially offset by an increase of $65,000 in customer service fees.  Gains on sales of mortgage loans decreased $449,000 to $428,000 for the three months ended March 31, 2018 from $877,000 for the three months ended March 31, 2017, due to a decrease in the net margin and a decrease in the volume of mortgage loans sold as compared to the prior year period.  Mortgage loans sold during the three months ended March 31, 2018 totaled $47.5 million as compared to $57.1 million during the three months ended March 31, 2017.  A gain in the fair value of mortgage derivatives and net change in the fair value of loans held for sale of $200,000 was recorded during the three months ended March 31, 2018 as compared to a loss of $79,000 during the three months ended March 31, 2017.  Customer service fees increased $65,000 primarily due to an increase in VISA and NSF fees.  Other income declined $67,000 primarily due to a $24,000 decrease in the value of assets held for the benefit of an executive’s non-qualified deferred compensation supplemental executive retirement plan during the three months ended March 31, 2018 as compared to an increase in the value of assets held of $45,000 during the three months ended March 31, 2017.

Non-Interest expense.  Non-interest expense increased $369,000, or 6.8%, to $5.8 million for the three months ended March 31, 2018 from $5.4 million for the three months ended March 31, 2017.  The $369,000 increase in non-interest expense was primarily due to an increase in professional fees of $395,000, of which $398,000 was related to merger related legal and other professional fees in connection with the pending acquisition of the Company by HONE. Excluding the impact of the merger related expenses of $398,000, non-interest expense decreased $29,000 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  FDIC insurance increased $33,000 for the three months ended March 31, 2018 to $111,000 from $78,000 for the three months ended March 31, 2017 primarily due to asset growth.  Foreclosed real estate expenses increased $64,000 primarily due to a provision of $27,000 on foreclosed real estate based on the estimate of net proceeds from the sale as well as foreclosed property expenses on the $4.2 million property in Newport which was foreclosed upon in the latter part of 2017.

Partially offsetting the increases in non-interest expense was a decrease in salary and employee benefits expense of $61,000 and a decrease of $49,000 in occupancy and equipment expense for the three months ended March 31, 2018 as compared to the same period in 2017.  The $61,000 decrease in salary and employee benefits expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to a decrease of 3.5 full time equivalents to 144.5, a decrease of $69,000 related to an executive’s non-qualified deferred compensation supplemental executive retirement plan due to a decrease in value of plan assets, and a $30,000 decrease in SERP expense, partially offset by general merit increases, and a $24,000 increase in  ESOP expense due to the increase in value of Company stock for the three months ended March 31, 2018 as compared to the same period in 2017.  The decrease in occupancy and equipment expense of $61,000 was due to $32,000 in rental income from the first floor of our corporate headquarters (lease did not exist during first quarter of 2017) as well as a decrease in other building expenses.

Income tax expense.  Income tax expense of $272,000 was recorded for the three months ended March 31, 2018, a decrease of $89,000, or 24.7%, as compared to $361,000 of income tax expense for the three months ended March 31, 2017.  The decrease in income tax expense was primarily due to a decrease in pre-tax income of $204,000 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  The effective tax rates for the three months ended March 31, 2018 and 2017 were 37.8% and 39.1%, respectively.  The decrease in the effective tax rate was due to the income tax impact related to the enactment of the Tax Act which reduced the corporate federal tax statutory rate from 34% to 21%, and the income tax benefit recorded relating to the vesting of restricted stock, partially offset by the impact of non-deductible merger expenses and the impact of the increase in compensation expense of ESOP shares committed to be allocated due to the increase in market value of our stock during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Liquidity

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2018.

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

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At March 31, 2018, cash and cash equivalents totaled $46.6 million.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At March 31, 2018, the Bank had $43.6 million in commitments to originate loans, $22.4 million of which will be sold.  In addition to commitments to originate loans, the Bank had $80.0 million in unused lines of credit to borrowers.  Commitments to purchase loans from third parties totaled $20.3 million at March 31, 2018.  Certificates of deposit due within one year of March 31, 2018 totaled $59.6 million, or 12.2%, of total deposits, of which $25.0million are national market certificates of deposit.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $20.2 million as of March 31, 2018.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before March 31, 2018.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of March 31, 2018.

The Corporation’s primary investing activity is originating loans.  During the three months ended March 31, 2018 and for the year ended December 31, 2017, loan originations, net of principal repayments totaled $19.2 million, and $50.4 million, respectively.  During the three months ended March 31, 2018 and the year ended December 31, 2017, purchases of loans from third party originators totaled $29.0 million and $44.4 million, respectively.

Financing activities consist primarily of activity in deposit accounts, borrowed funds from the Federal Home Loan Bank of Boston advances and stock repurchases.  We experienced a net increase in deposits of $12.0 million and $29.6 million for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net increase in short term borrowed funds was $27.6 million during the three months ended March 31, 2018 as compared to an increase of $60.4 million for the year ended December 31, 2017.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Borrowed funds were $209.3 million and $181.7 million at March 31, 2018 and December 31, 2017, respectively, all with the FHLBB.  At March 31, 2018, we had the ability to borrow up to an additional $68.1 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At March 31, 2018, the Bank had the capacity to borrow up to $17.2 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations. In July 2013, the Bank’s primary federal regulator, the FDIC, published final rules (the “Basel III Capital Rules”) that implement, in part, agreements reached by the Basel Committee on Banking Supervision (“Basel Committee”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and imposed new capital requirements on the Bank, effective January 1, 2015. When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increases by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019.  For 2018, the capital conservation buffer is 1.875%.  As of March 31, 2018, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized” under Basel III, framework, the Bank must maintain minimum Total Capital, Tier 1 and Common Equity Tier 1 Capital ratios of 10%, 8% and 6.5% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

During the three months ended March 31, 2018, the Corporation made a $3.0 million capital contribution to the Bank to support loan growth.

The Bank’s actual capital amounts and ratios are presented as of March 31, 2018 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital for Adequacy with Capital Buffer		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$67,840	12.965%	$41,860	8.00%	$48,401	9.875%	$52,325	10.00%
Tier 1 Capital (to risk weighted assets)	64,678	12.361	31,395	6.00	37,936	7.875	41,860	8.00
Common Equity Tier 1 (to risk weighted assets)	64,678	12.361	23,546	4.50	30,087	6.375	34,011	6.50
Tier 1 Leverage Capital (to average assets)	64,678	8.702	29,729	4.00	N/A	N/A	37,161	6.00

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

Item 3 -     Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.  Among the techniques we use or have used to manage interest rate risk are:

•                  Originating commercial real estate, SBA and commercial business loans, which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest-bearing accounts;

•                  Retaining originated and purchasing from third party originators, jumbo one- to four-family residential real estate loans, which may carry higher interest rates and may have shorter weighted average lives;

•                  Selling the majority or our long-term, conforming fixed-rate one- to four-family residential real estate loans that we originate and retaining the majority of the shorter-term adjustable-rate residential real estate loans that we originate;

•                  Lengthening the weighted average maturity of our liabilities through retail deposit pricing strategies and monitoring the cost of FHLBB advances relative to the cost of retail deposits; and

•                  Monitoring core deposit levels and pricing to allow us to remain competitive in obtaining funds and to respond to changes in customer demand and our liquidity needs.

Our board of directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team.  This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk.  We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.  In addition, we regularly perform a “gap analysis” of the discrepancy between the repricing of our assets and liabilities.

Economic Value of Equity.  In order to monitor and manage interest rate risk, we use the net present value of equity at risk methodology.  This methodology calculates the difference between the present value of expected cash flows from assets and liabilities.  The comparative scenarios assume an immediate parallel shift in the yield curve in increments of 100 basis point (bp) rate movements.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% or 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.  The model is run at least quarterly showing shocks from +400bp to -100bp.  The board of directors and management review the methodology’s measurements on a quarterly basis.

The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.  Results of the modeling are used to provide a measure of the degree of volatility interest rate movements may have on our earnings.  Modeling the sensitivity of earnings to interest rate risk is decidedly reliant on numerous assumptions embedded in the model.  These assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates.  These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rate on net interest income.  Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions.  Assumptions are supported with annual back testing of the model to actual market rate shifts.

The table below sets forth, as of March 31, 2018, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a % of Economic Value of Assets(3)
Change in	Economic Value of Equity				Basis
Interest Rates (Basis Points)(1)	Estimated EVE (2)	Amount of Change	Percent	EVE Ratio	Points Change (1)
	(Dollars in thousands)
+400	$51,272	$(20,825)	(28.9)%	7.55%	(196)
+300	56,300	(15,797)	(21.9)	8.07	(143)
+200	61,410	(10,687)	(14.8)	8.57	(93)
+100	67,139	(4,958)	(6.9)	9.11	(40)
0	72,097	—	—	9.51	—
-100	69,443	(2,654)	(3.7)	8.93	(58)

(1)         Assumes instantaneous parallel changes in interest rates.

(2)         EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)         EVE ratio represents Economic Value of Equity divided by the economic value of assets which should measure changes in theoretical market value.

The table above indicates that at March 31, 2018, in the event of a 100 basis point decrease in interest rates, we would experience a 3.7% decrease in economic value of equity.  In the event of a 400 basis point increase in interest rates, we would experience a 28.9% decrease in economic value of equity.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in the economic portfolio value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  In this regard, the table above assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes an instantaneous parallel change in interest rates.  Furthermore, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income.  Finally, the above table does not take into account the changes in the credit risk of our assets that can occur in connection with changes in interest rates.

Depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest income than on strictly matching the interest rate sensitivity of our assets and liabilities.  We believe that our level of interest rate risk is acceptable using this approach.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended March 31, 2018) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At March 31, 2018 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

Item 1A -                    Risk Factors

The termination fee and the restrictions on third party proposals set forth in the merger agreement may discourage others from trying to acquire us.

Until the completion of the merger, with some exceptions, we are prohibited from soliciting, initiating, encouraging or participating in any discussion of any inquiries or proposals that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than HONE. In addition, we have agreed to pay to HONE in certain circumstances a termination fee equal to $5.025 million. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than HONE has offered in the merger. Similarly, such a competing company might propose a price lower than it might otherwise have been willing to offer because of the potential added expense of the termination fee that may become payable to HONE in certain circumstances under the merger agreement.

If the merger is not completed, we will have incurred significant expenses without realizing the expected benefits of the merger and could be subject to additional risks.

Prior to completion of the merger, we will incur or have incurred substantial expenses in connection with the completion of the transactions contemplated by the merger agreement.  If the merger is not completed, we would have to recognize these expenses without receiving the merger consideration.  In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. The market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced by HONE against us seeking damages or to compel us to perform our obligations under the merger agreement. These factors and similar risks could have an adverse effect on the results of operations, business and stock prices of the Company.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations.  These uncertainties may impair our ability to retain and motivate key personnel pending the consummation of the merger, as such personnel may experience uncertainty about their future roles following the consummation of the merger.  If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with HONE our business could be harmed. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

The pursuit of the merger and the preparation for the integration may place a burden on our management and internal resources.  Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

In addition, in the merger agreement we have agreed to operate our business in the ordinary course prior to closing, and are restricted from taking certain actions without HONE’s consent while the merger is pending.  These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the merger agreement, entering into other transactions or making other changes to our business prior to consummation of the merger or termination of the merger agreement.  These restrictions could have a material adverse effect on our business, financial condition and results of operations.

Our stockholders will not be entitled to dissenters’ or appraisal rights in the merger.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Under Maryland law, holders of our common stock do not have the right to dissent from the merger agreement and seek an appraisal in connection with the merger.

Litigation may be filed against the board of directors of the Company and/or HONE that could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger.

In connection with the merger, it is possible that our stockholders may file putative class action lawsuits against the boards of directors of the Company and/or HONE.  Among other remedies, these stockholders could seek to enjoin the merger.  The outcome of any such litigation would be uncertain.  If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the merger and result in substantial costs to HONE and the Company, including any costs associated with indemnification obligations of the Company and/or HONE.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

a)                                     Unregistered Sales of Equity Securities.  None

b)                                     Use of Proceeds.  None

c)                                      Repurchase of Equity Securities.  None

The Corporation’s Board of Directors authorized its third stock repurchase program on November 22, 2016 to acquire up to 247,459 shares, or 5.0% of the Corporation’s then outstanding common stock.  Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  There is no guarantee as to the exact number of shares to be repurchased by the Corporation.  At March 31, 2018, 101,548 shares remained available to be repurchased.

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

101*

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Net Income and Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii)  Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and (iv) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: May 3, 2018
	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)