Form 10-Q
period 2018-06-30
Coastway Bancorp, Inc.
filed 2018-08-02
CIK 1585023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO                 .

For the quarterly period ended June 30, 2018

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

As of July 31, 2018 there were 4,386,351 shares of the issuer’s common stock outstanding- par value $0.01 per share

COASTWAY BANCORP, INC. and SUBSIDIARY

PART I-FINANCIAL INFORMATION

Item 1 -     Financial Statements

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except per share amounts)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$2,435	$3,258
Interest-earning deposits	47,649	51,311
Total cash and cash equivalents	50,084	54,569
Federal Home Loan Bank stock, at cost	11,368	8,299
Loans, net of allowance for loan losses of $3,358 and $2,920, respectively	708,755	614,593
Loans held for sale	16,238	11,077
Premises and equipment, net	31,204	31,849
Accrued interest receivable	2,267	1,962
Foreclosed real estate	—	4,223
Bank-owned life insurance	4,646	4,585
Net deferred tax asset	1,049	1,047
Other assets	9,293	6,701
Total assets	$834,904	$738,905

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$368,031	$360,068
Non-interest-bearing	133,913	116,888
Total deposits	501,944	476,956
Borrowed funds	250,950	181,675
Accrued expenses and other liabilities	8,580	8,929
Total liabilities	761,474	667,560

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,386,351 and 4,389,045 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	44	44
Additional paid-in capital	40,217	40,065
Retained earnings	36,688	34,834
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(3,248)	(3,327)
Accumulated other comprehensive loss	(271)	(271)
Total stockholders’ equity	73,430	71,345
	$834,904	$738,905

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands except share amounts)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$7,426	$5,706	$14,114	$11,169
Other interest income	305	153	550	303
Total interest income	7,731	5,859	14,664	11,472
Interest expense:
Interest on deposits	814	733	1,621	1,439
Interest on borrowed funds	1,162	290	1,936	516
Total interest expense	1,976	1,023	3,557	1,955
Net interest income	5,755	4,836	11,107	9,517
Provision for loan losses	207	153	569	213
Net interest income after provision for loan losses	5,548	4,683	10,538	9,304
Non-interest income:
Customer service fees	950	868	1,847	1,700
Net gain on sales of loans and other mortgage banking income	1,011	1,025	1,635	1,843
Bank-owned life insurance income	31	32	61	70
Other income	34	48	27	108
Total non-interest income	2,026	1,973	3,570	3,721
Non-interest expenses:
Salary and employee benefits	2,900	2,991	5,799	5,950
Occupancy and equipment	751	795	1,575	1,665
Data processing	489	481	968	955
Professional fees	478	178	1,095	400
Deposit servicing	232	235	468	476
FDIC insurance assessment	122	73	232	152
Advertising	63	92	142	193
Foreclosed real estate	17	7	88	14
Other general and administrative	477	431	977	923
Total non-interest expenses	5,529	5,283	11,344	10,728
Income before income taxes	2,045	1,373	2,764	2,297
Income tax expense	638	556	910	918
Net income and comprehensive income	$1,407	$817	$1,854	$1,379
Weighted average common shares outstanding-basic	4,030,306	4,002,657	4,026,715	4,008,281
Weighted average common shares outstanding-diluted	4,096,031	4,028,360	4,087,301	4,030,141
Per share information:
Basic earnings per common share	$0.35	$0.20	$0.46	$0.34
Diluted earnings per common share	$0.34	$0.20	$0.45	$0.34

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2018

(Unaudited)

			Additional		Unearned	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Compensation-	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2017	4,389,045	$44	$40,065	$34,834	$(3,327)	$(271)	$71,345
Net income	—	—	—	1,854	—	—	1,854
Stock-based compensation, net of awards surrendered	(2,694)	—	32	—	—	—	32
ESOP shares committed to be allocated (7,918 shares)	—	—	120	—	79	—	199
Balance at June 30, 2018	4,386,351	$44	$40,217	$36,688	$(3,248)	$(271)	$73,430

The accompanying notes are an integral part of the consolidated unaudited financial statements.

COASTWAY BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$1,854	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	569	213
Loans originated for sale	(84,890)	(95,253)
Loans sold	80,835	107,172
Gain on sale of mortgage loans, net	(1,106)	(1,990)
Amortization of deferred loan costs	559	493
Provision on foreclosed real estate	9	—
Depreciation and amortization expense	731	719
Income from Bank-owned life insurance	(61)	(70)
Deferred income tax expense (benefit)	(2)	(134)
ESOP expense	199	145
Stock-based compensation	91	93
Net change in:
Accrued interest receivable	(305)	(118)
Other, net	(2,929)	(1,812)
Net cash provided (used) by operating activities	(4,446)	10,837
Cash flows from investing activities:
Purchase of FHLB stock	(3,069)	(826)
Redemption of FHLB stock	—	838
Loan originations, net of principal payments	(29,984)	(25,124)
Purchase of loans from third party originators	(65,306)	(13,273)
Purchases of premises and equipment	(86)	(977)
Proceeds from sale of foreclosed real estate	4,202	—
Net cash used by investing activities	(94,243)	(39,362)
Cash flows from financing activities:
Net increase in deposits	24,988	24,053
Net change in short-term borrowed funds	69,275	6,691
Restricted stock forfeited for tax withholdings	(59)	(44)
Repurchase of common stock	—	(333)
Net cash provided by financing activities	94,204	30,367

Net change in cash and cash equivalents	(4,485)	1,842
Cash and cash equivalents at beginning of period	54,569	44,658
Cash and cash equivalents at end of period	$50,084	$46,500

Supplemental cash flow information:
Interest paid on deposits	$1,620	$1,438
Interest paid on borrowed funds	1,871	515
Income taxes paid	350	1,741

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

Acquisition

On March 14, 2018, the Company and HarborOne Bancorp, Inc. (“HONE”) announced they had entered into a definitive agreement (“Merger Agreement”) under which HONE will acquire the Company in an all cash transaction valued at approximately $125.6 million.  The Company’s stockholders will receive $28.25 for each share of Company common stock that they own.  The transaction is expected to close in the second half of 2018 and is subject to customary closing conditions, including required regulatory approvals.  On June 21, 2018, the Corporation’s stockholders approved and adopted the Merger Agreement.  However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being delayed or not completed at all.  In connection with the merger, the Company had incurred $278,000 and $676,000 of merger expenses for the three and six months ended June 30, 2018, primarily legal and investment banker costs, which are included in professional fees in the Statements of Net Income and Comprehensive income.

Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and its subsidiary.  In June 2018, Rhode Island Passive Investment Corp. was formed which is a wholly-owned subsidiary of the Bank.  All significant intercompany transactions have been eliminated.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the SEC for quarterly reports on Form 10-Q and Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The results of operations for interim periods are not necessarily indicative of results for the full year or any other interim period. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Corporation’s annual report on Form 10-K.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  In June 2018, the SEC revised the definition of smaller reporting company to include companies with public float of less than $250 million, an increase from the prior $75 million threshold. This revised rule has not yet taken effect.

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

(2)         Loans

Major classifications of loans at the dates indicated, are as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Residential real estate mortgage loans:
1-4 family	$395,185	$312,095
Home equity loans and lines of credit	68,561	71,844
Total residential real estate mortgage loans	463,746	383,939

Commercial:
Commercial real estate	173,978	156,024
Commercial business	13,984	17,158
Commercial construction	13,262	13,552
SBA	40,533	41,020
Consumer	1,215	1,229
Total loans	706,718	612,922

Allowance for loan losses	(3,358)	(2,920)
Net deferred loan costs	5,395	4,591
Loans, net	$708,755	$614,593

Residential one- to four-family loans of $395.2 million at June 30, 2018 and $312.1 million at December 31, 2017 include purchased loans which were individually underwritten based on the Bank’s credit standards, totaling $151.5 million and $96.8 million at June 30, 2018 and December 31, 2017, respectively.  During the six months ended June 30, 2018 and 2017, the Bank purchased $64.5 million and $13.1 million of loans at a cost of $65.3 million and $13.3 million, respectively.  The loans purchased from third parties are located in New England, primarily Massachusetts.

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

SBA — Loans in this segment include commercial loans underwritten using SBA guidelines for the SBA’s 7(a) program and include both guaranteed and unguaranteed portions of the same loans.  Currently, under the SBA 7(a) program, loans may qualify for guarantees up to 85% of principal and accrued interest up to a maximum SBA guarantee of $3.75 million per borrower and related entities.  The Bank does not treat the SBA guarantee as a substitute for a borrower meeting reasonable credit standards.  SBA guarantees are generally sought on loans to borrowers that exhibit minimum capital levels, a short time in business, lower collateral coverage or maximum loan terms beyond the Bank’s normal underwriting criteria.  For a number of SBA loans, the Bank has sold portions of certain loans and retains the unguaranteed portion while continuing to service the entire loan.  The guaranteed portion of SBA loans in the Bank’s portfolio is not allocated a general reserve because the Bank has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.  Guaranteed portions of SBA loans totaled $26.6 million and $26.7 million at June 30, 2018 and December 31, 2017, respectively.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments.  Management uses a ten year historical loss period to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; charge-off trends over the past three and five year periods; weighted average risk ratings; loan concentrations; management’s assessment of internal factors; and management’s assessment of external factors such as interest rates, real estate markets and local and national economic factors.  There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and six months ended June 30, 2018 and the year ended December 31, 2017.

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

	June 30, 2018
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Pass	$170,330	$13,984	$13,262	$39,542	$237,118
Loans rated 6	—	—	—	47	47
Loans rated 7	3,648	—	—	819	4,467
Loans rated 8	—	—	—	125	125
	$173,978	$13,984	$13,262	$40,533	$241,757

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

	December 31, 2017
	Commercial	Commercial	Commercial
(Dollars in thousands)	Real Estate	Business	Construction	SBA	Total
Pass	$152,296	$17,158	$13,552	$39,040	$222,046
Loans rated 6	—	—	—	76	76
Loans rated 7	3,728	—	—	1,904	5,632
Loans rated 8	—	—	—	—	—
	$156,024	$17,158	$13,552	$41,020	$227,754

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

The following table presents past due loans as of the dates indicated.

June 30, 2018

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
1-4 family	$728	$—	$310	$1,038	$—	$2,966
Home equity loans and lines of credit	794	220	61	1,075	—	701
Commercial real estate	—	—	254	254	—	254
Commercial business	—	17	—	17	—	—
Commercial construction	—	—	—	—	—	—
SBA	—	—	261	261	—	347
Consumer	—	—	—	—	—	—
Total gross loans	$1,522	$237	$886	$2,645	$—	$4,268

December 31, 2017

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due > 90 Days and Still Accruing	Loans on Non-accrual
Residential real estate:
1-4 family	$4,337	$237	$531	$5,105	$—	$3,385
Home equity loans and lines of credit	611	100	132	843	—	573
Commercial real estate	1,404	376	254	2,034	—	254
Commercial business	—	32	—	32	—	—
Commercial construction	—	—	—	—	—	—
SBA	1,079	179	281	1,539	—	524
Consumer	11	—	—	11	—	—
Total gross loans	$7,442	$924	$1,198	$9,564	$—	$4,736

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The balance of loans on non-accrual at June 30, 2018 and December 31, 2017 exceeds loans 90 days or more past due, due to a combination of loans that are current, but that have been modified in a troubled debt restructuring and/or loans for which future payments are not reasonably assured.

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

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

June 30, 2018

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
1-4 family	$4,941	$4,682	$4,367	$315	$5
Home equity loans & lines of credit	1,873	1,832	1,795	37	6
Commercial real estate	465	465	465	—	—
SBA	2,175	2,025	2,025	—	—
Consumer	119	119	41	78	13
Total	$9,573	$9,123	$8,693	$430	$24

December 31, 2017

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Residential real estate:
1-4 family	$5,382	$5,125	$4,810	$314	$6
Home equity loans & lines of credit	1,888	1,845	1,807	39	6
Commercial real estate	475	476	475	—	—
SBA	2,660	2,640	2,492	149	8
Consumer	55	55	43	12	2
Total	$10,460	$10,141	$9,627	$514	$22

Of the $2.0 million and $2.6 million of impaired SBA loans at June 30, 2018 and at December 31, 2017, respectively, guaranteed portions of such loans amounted to $1.6 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$4,584	$54	$4,742	$69
Home equity loans & lines of credit	1,827	24	1,854	25
Commercial real estate	467	2	4,411	52
SBA	2,341	29	1,606	22
Consumer	103	1	24	—
Total	$9,322	$110	$12,637	$168

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Residential 1-4 family	$4,795	$126	$5,115	$122
Home equity loans & lines of credit	1,829	54	1,759	50
Commercial real estate	470	5	4,405	100
SBA	2,461	57	1,550	46
Consumer	82	1	19	—
Total	$9,637	$243	$12,848	$318

Troubled Debt Restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  All loans that are modified are reviewed by the Bank to identify if a TDR has occurred.  TDRs are included in the impaired loan category and as such, these loans are individually evaluated for impairment and a specific reserve is assigned for the amount of the estimated credit loss. Total TDR loans, included in impaired loans as of June 30, 2018 and December 31, 2017 were $7.4 million and $8.2 million, respectively.  No additional funds are committed to be advanced in connection with TDR loans.  TDR loans on accrual status amounted to $4.9 million and $5.4 million at June 30, 2018 and December 31, 2017, respectively.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential 1-4 family	—	$—	$—	1	$155	$155
Home equity	1	67	56	2	83	72
Commercial real estate	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$67	$56	3	$238	$227

The troubled debt restructurings described above had a $11,000 impact to the allowance for loan losses and resulted in no charge-offs during the three and six months ended June 30, 2018.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

There were no troubled debt restructurings that subsequently defaulted within 12 months of restructuring during the three and six months ended June 30, 2018.

Troubled debt restructuring agreements entered into during the period indicated are as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Pre and Post- modification outstanding recorded	Number of TDRs that defaulted	Pre and Post- modification outstanding recorded
Residential 1-4 family	—	$—	—	$—
Home equity	2	255	6	654
Commercial real estate	1	259	1	259
SBA	1	250	1	250
Consumer	1	44	1	44
Total	5	$808	9	$1,207

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Allowance for loan loss activity

Changes in the allowance for loan losses by segment are presented below:

Three Months Ended June 30, 2018

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at March 31, 2018	$1,416	$477	$845	$81	$82	$255	$6	$3,162
Provision (credit)	193	(14)	52	(10)	(10)	(13)	9	207
Loans charged-off	—	—	—	—	—	(15)	—	(15)
Recoveries	—	1	—	—	—	1	2	4
Allowance at June 30, 2018	$1,609	$464	$897	$71	$72	$228	$17	$3.358

Three Months Ended June 30, 2017

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at March 31, 2017	$1,033	$533	$629	$64	$61	$231	$8	$2,559
Provision (credit)	54	(11)	63	5	8	42	(8)	153
Loans charged-off	(6)	—	—	—	—	—	—	(6)
Recoveries	6	1	—	—	—	—	7	14
Allowance at June 30, 2017	$1,087	$523	$692	$69	$69	$273	$7	$2,720

Six Months Ended June 30, 2018

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2017	$1,257	$489	$776	$83	$70	$239	$6	$2,920
Provision (credit)	352	(28)	121	(12)	2	126	8	569
Loans charged-off	—	—	—	—	—	(143)	—	(143)
Recoveries	—	3	—	—	—	6	3	12
Allowance at June 30, 2018	$1,609	$464	$897	$71	$72	$228	$17	$3,358

Six Months Ended June 30, 2017

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance at December 31, 2016	$1,009	$541	$596	$60	$51	$228	$8	$2,493
Provision (credit)	78	(20)	96	9	18	42	(10)	213
Loans charged-off	(6)	—	—	—	—	—	—	(6)
Recoveries	6	2	—	—	—	3	9	20
Allowance at June 30, 2017	$1,087	$523	$692	$69	$69	$273	$7	$2,720

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

The allowance for loan losses and loan balances by impaired and non-impaired components are as follows at the dates indicated:

June 30, 2018

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$5	$6	$—	$—	$—	$—	$13	$24
Allowance for non-impaired loans	1,604	458	897	71	72	228	4	3,334
Total	$1,609	$464	$897	$71	$72	$228	$17	$3,358
Impaired loans	$4,682	$1,832	$465	$—	$—	$2,025	$119	$9,123
Non-impaired loans	390,503	66,729	173,513	13,984	13,262	38,508	1,096	697,595

Total loans	$395,185	$68,561	$173,978	$13,984	$13,262	$40,533	$1,215	$706,718

December 31, 2017

(Dollars in thousands)	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial Business	Commercial Construction	SBA	Consumer	Total
Allowance for impaired loans	$6	$6	$—	$—	$—	$8	$2	$22
Allowance for non-impaired loans	1,251	483	776	83	70	231	4	2,898
Total	$1,257	$489	$776	$83	$70	$239	$6	$2,920
Impaired loans	$5,125	$1,845	$476	$—	$—	$2,640	$55	$10,141
Non-impaired loans	306,970	69,999	155,548	17,158	13,552	38,380	1,174	602,781

Total loans	$312,095	$71,844	$156,024	$17,158	$13,552	$41,020	$1,229	$612,922

(3)         Employee Benefits

Deferred Compensation Supplemental Executive Plan

The Bank maintains a non-qualified deferred compensation supplemental executive retirement plan (“DCSERP”) with a senior executive.  The DCSERP allows the executive to invest all or a portion of the deferred compensation in Corporation Stock, provided that such stock will only be settled in Corporation Stock.  The assets invested in bonds, which are held in a Rabbi Trust, related to this Plan totaled $1.4 million at June 30, 2018 and at December 31, 2017, and are included in other assets at fair value in the consolidated balance sheet.  The liability for the benefit obligation reported in accrued expenses and other liabilities totaled $1.4 million at June 30, 2018 and at December 31, 2017. Additionally, the Rabbi Trust holds 8,900 shares of Corporation stock at June 30, 2018 and December 31, 2017 which is accounted for at its cost basis of $100,000, which is offset in stockholders’ equity by the benefit obligation of $100,000.  Rabbi trust shares are considered outstanding shares for both basic and diluted EPS.

Supplemental Retirement Agreements

The Bank has entered into supplemental retirement agreements (“SERP”) with certain executive officers, which provide for payments upon attaining the retirement age specified in the agreements, generally ages 65-67.  The present value of these future payments is accrued over the remaining service or vesting term.  Supplemental retirement benefits generally accrue as they are vested; however a termination of employment subsequent to a change in control will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  During the three months ended June 30, 2018 and 2017, SERP expense totaled $211,000 and $241,000, respectively.  During the six months ended June 30, 2018 and 2017, SERP expense totaled $422,000 and $482,000, respectively.

Defined Benefit Pension Plan

Pension expense totaled $0 and $8,000 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $16,000 for the six months ended June 30, 2018 and 2017, respectively.  The Bank expects to contribute $8,000 during the plan year ending December 31, 2018.

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

The Corporation granted a loan to the ESOP for the purchase of shares of the Corporation’s common stock in January 2014.  As of June 30, 2018, the ESOP holds 393,004 shares, or 9% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Corporation to purchase common stock is payable annually over 25 years at the prime rate, as published in The Wall Street Journal at the beginning of its calendar year, which was 4.5% at January 1, 2018.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Any cash dividends paid on allocated shares will, at the direction of the Corporation, be credited to the participant accounts and invested in the Investment Fund; be distributed to the participants in proportion with the participants’ stock fund account balance; be distributed to the participants within 90 days of the calendar year in which paid in proportion with the participants’ stock fund account balance; or be used to make payments on the outstanding debt of the ESOP.  Cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP then due.  If the amount of dividends exceeds the outstanding debt of the ESOP, then, in the sole discretion of the Corporation, cash dividends may be allocated to active participants on a non-discriminatory basis, or be deemed to be general earnings of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

June 30, 2018
Allocated	63,349
Distributions	(2,930)
Committed to be allocated	7,918
Unallocated	324,667
393,004

The fair value of unallocated shares was approximately $9.0 million at June 30, 2018.

Total expense recognized in connection with the ESOP for the three month periods ended June 30, 2018 and 2017 was $109,000 and $78,000, respectively, and $199,000 and $145,000 for the six months periods ended June 30, 2018 and 2017, respectively.

Termination Benefits

During the fourth quarter of 2017, the Corporation offered termination benefits of $253,000 to certain employees who were involuntarily terminated.  The expense related to the termination benefits were recorded as a component of salaries and employee benefits expense in accordance with FASB Accounting Standards Codification ASC Topic 420 Exit or disposal Cost Obligations.  The affected employees are not required to render any additional services to receive termination benefits.  The benefits are being paid weekly over varying periods up to 52 weeks.  At June 30, 2018, of the $253,000 of termination benefits recorded, $107,000 remains unpaid.

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

Restricted stock expense for the three month periods ended June 30, 2018 and 2017 was $30,000 and $33,000, respectively and restricted stock expense for the six month periods ended June 30, 2018 and 2017 was $60,000 and $62,000, respectively.  At June 30, 2018 and 2017, there was $353,000 and $522,000, respectively, of unrecognized salary and employee benefits cost related to restricted stock.  Executive officers forfeited 2,683 shares of restricted stock in February 2017 for tax withholding purposes with a fair value of $44,000.  An executive who retired, forfeited 3,016 shares of restricted stock at December 31, 2017, and had 380 vested shares returned for tax withholding purposes, with a fair value of $8,000.  Executive officers returned 2,694 shares of vested restricted stock in February 2018 for tax withholding purposes with a fair value of $59,000.

Stock option expense for the three months ended June 30, 2018 and 2017 was $16,000 and $17,000, respectively and stock option expense for the six months period ended June 30, 2018 and 2017 was $31,000 and $31,000, respectively.  At June 30, 2018 and 2017, there was $189,000 and $271,000, respectively, of unrecognized salary and employee benefits cost related to stock options.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income applicable to common stock	$1,407	$817	$1,854	$1,379

Weighted average common shares outstanding	4,356,957	4,345,146	4,355,329	4,352,733
Less: Average unallocated ESOP shares	(326,651)	(342,489)	(328,614)	(344,452)
Weighted average number of common shares outstanding — basic	4,030,306	4,002,657	4,026,715	4,008,281
Dilutive impact of stock options	49,797	15,993	44,132	12,680
Dilutive impact of restricted stock	15,928	9,710	16,454	9,180
Weighted average number of common shares outstanding — diluted	4,096,031	4,028,360	4,087,301	4,030,141

Earnings per share — basic	$0.35	$0.20	$0.46	$0.34
Earnings per share — diluted	$0.34	$0.20	$0.45	$0.34

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Earnings per Common Share (continued)

In November 2016, the Corporation authorized a program to repurchase, from time to time and as business conditions warrant, up to 223,331 shares of the Corporation’s common stock.  The Corporation repurchased no shares under this third stock repurchase program during the six months ended June 30, 2018, with 101,548 shares remaining to be repurchased under this program at June 30, 2018. We do not anticipate any further repurchases during the pending period until the acquisition by HONE is complete.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,	December 31,
	2018	2017
	(In thousands)
Commitments to originate loans for portfolio	$30,178	$24,390
Commitments to originate loans to be sold	32,943	13,959
Commitments to purchase loans from third parties	684	8,986
Unfunded commitments under home equity lines of credit	57,872	58,282
Unfunded commitments under commercial lines of credit	20,358	16,478
Unfunded commitments under SBA lines of credit	4,695	4,829
Unfunded commitments under overdraft lines of credit	193	183
Unadvanced funds on construction loans	2,926	7,426

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

Mortgage Banking

At June 30, 2018, the Bank had $32.9 million of interest rate lock commitments to borrowers and loans held for sale of $16.2 million with $43.9 million of forward commitments for the future delivery of residential mortgage loans.  Included in the forward commitments total are open To Be Announced securities (“TBAs”) with a notional amount of $18.5 million, mandatory delivery contracts with a notional amount of $6.0 million, and best efforts contracts with a notional amount of $19.4 million.  The Bank has $6.3 million of closed hedge instruments that are not settled at June 30, 2018.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Mortgage Banking (continued)

Leases

In May 2017, the Bank entered into two agreements to lease out 8,650 square feet of the corporate headquarters for 63 months, with two additional renewal options of two years each.  In 2018, the Bank entered into an agreement to lease 3,000 square feet of the corporate headquarters for 60 months, commencing on August 1, 2018, with an option to extend for one additional three year period.  The schedule of minimum rental payments to be received under such leases as of December 31 are as follows (in thousands):

2018	$211
2019	251
2020	251
2021	251
2022	251
Thereafter	56
$1,271

Legal and Other Loss Contingencies

At June 30, 2018 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject, except as follows.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

On May 22, 2018, Fredda Sharfstein, a purported Corporation stockholder, filed a complaint in the United States District Court for the District of Maryland, captioned Sharfstein v. Coastway Bancorp, Inc., Mark E. Crevier, Francis X. Flaherty, Debra Paul, William A. White, Dennis M. Murphy, James P. Fiore, Lynda Dickinson, Phillip Kydd, David P. DiSanto, Malcolm G. Chace, Jr. and Angelo P. Lopresti, II (Case No. 1:18-cv-01471-ELH), against Corporation and each Corporation director (the “Individual Sharfstein Defendants”).  The lawsuit alleged that the Corporation and the Individual Sharfstein Defendants  violated the federal securities laws by omitting certain material information from Corporation’s definitive proxy statement for the Corporation special stockholders’ meeting to approve the merger that in turn rendered affirmative statements made by the Corporation false and misleading.  The relief sought by the lawsuit included both a preliminary and permanent injunction against the completion of the proposed merger, rescissory damages if the proposed merger is completed, and costs, including attorneys’ and experts’ fees.  The plaintiff voluntarily withdrew this lawsuit in July 2018.

On May 24, 2018, Paul Parshall, a purported Corporation stockholder, filed a complaint, on behalf of himself and all other Corporation public stockholders, of a putative class action lawsuit in the United States District Court for the District of Rhode Island, captioned Parshall v. Coastway Bancorp, Inc., Mark E. Crevier, Debra Paul, William A. White, Dennis M. Murphy, James P. Fiore, Lynda Dickinson, Phillip Kydd, David P. DiSanto, Malcolm G. Chace, Jr. and Angelo P. Lopresti, II (Case No. 1:18-cv-00279), against the Corporation and the certain Corporation directors noted above (collectively, the “Individual Parshall Defendants”).  The lawsuit alleged that the Corporation and the Individual Parshall Defendants  violated the federal securities laws by omitting certain material information from Corporation’s definitive proxy statement for the Corporation special stockholders’ meeting to approve the merger that in turn rendered affirmative statements made by the Corporation false and misleading.  The relief sought by the lawsuit included both a preliminary and permanent injunction against the completion of the proposed merger, rescission and rescissory damages if the proposed merger is completed, and costs, including attorneys’ and experts’ fees.  The plaintiff voluntarily withdrew this lawsuit in July 2018.

The Corporation has accrued $72,000 in legal fees related to aforementioned legal matters as of June 30, 2018.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Derivatives (continued)

The following table presents the fair values of derivative instruments and forward loan sale commitments in the consolidated balance sheets:

	Assets		Liabilities
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
June 30, 2018

Derivative loan commitments
Commitments hedged with best efforts	Other assets	$219	N/A	$—
Commitments hedged with TBA	Other assets	345	N/A	—
Total derivative commitments		564	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	N/A	—	Other liabilities	36
Loans held for sale	N/A	—	Other liabilities	21
Total best efforts contracts		—		57
Mandatory delivery contracts	N/A	—	Other liabilities	4
TBA securities	N/A	—	Other liabilities	68
Total forward loans sale commitments		—		129
Total derivative loan and forward loan sale commitments		$564		$129

December 31, 2017

Derivative loan commitments:
Commitments hedged with best efforts	Other assets	$32	N/A	$—
Commitments hedged with TBA	Other assets	179	N/A	—
Total derivative commitments		211	N/A	—

Forward loan sale commitments
Best efforts contracts hedging:
Commitments	Other assets	7	N/A	—
Loans held for sale	Other assets	18	N/A	—
Total best efforts contracts		25
Mandatory delivery contracts	Other assets	10	N/A	—
TBA securities	N/A	—	Other liabilities	20
Total forward loan sale commitments		35		20
Total derivative loan and forward loan sale commitments		$246		$20

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Off-Balance Sheet Activities and Derivatives (continued)

The following table presents information pertaining to the gains and losses on Bank’s derivative loan commitments not designated as hedging instruments and forward loan sale commitments:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain/(Loss)	2018	2017	2018	2017
		(In thousands)		(In thousands)
Derivative loan commitments	Net gain on sales of loans and other mortgage banking income	$212	$(133)	$353	$(91)
Best efforts contracts	Net gain on sales of loans and other mortgage banking income	(63)	(12)	(82)	63
Mandatory delivery contracts	Net gain on sales of loans and other mortgage banking income	(8)	12	(14)	49
TBA securities	Net gain on sales of loans and other mortgage banking income	(25)	143	(48)	79
		$116	$10	$209	$100

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

The Bank has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed mortgage loans intended for sale.  ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards.  The Bank elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values for the loans with changes in the fair value of the forward loan sale contracts used to economically hedge them.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $16.2 million, $15.7 million and $526,000 at June 30, 2018.  The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $11.1 million, $10.8 million and $310,000 at December 31, 2017.  The change in fair value of loans held for sale reported as a component of net gains on sale of loans and other mortgage banking income was $(219,000) and $(240,000) for the three months ended June 30, 2018 and 2017, respectively, and $173,000 and $65,000 for the six months ended June 30, 2018 and 2017, respectively.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2018
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Derivative loan commitments hedged with best efforts	$—	$—	$219
Derivative loan commitments hedged with TBAs	—	—	345
Liabilities measured on a non-recurring basis:
Forward loan sale commitments:
Best efforts contracts hedging loans held for sale	—	—	36
Best efforts contracts hedging commitments	—	—	21
Mandatory delivery contracts	—	4	—
TBA securities	—	68	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	—	—	346

	December 31, 2017
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Derivative loan commitments hedged with best efforts	$—	$—	$32
Derivative loan commitments hedged with TBAs	—	—	179
Forward loan sale commitments:
Best efforts contracts hedging loans held for sale	—	—	7
Best efforts contracts hedging commitments	—	—	18
Mandatory delivery contracts	—	10	—
Liabilities measured on a non-recurring basis:
Forward loan sale commitments:
TBA securities	—	20	—
Assets measured on a non-recurring basis:
Impaired loans	—	—	178
Foreclosed real estate	—	—	4,223

The Bank did not have cause to transfer any assets between the fair value measurement levels during the three and six months ended June 30, 2018 or the year ended December 31, 2017.

Impaired loan balances in the table above represent those collateral dependent impaired  loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance or partial charge-off is recorded to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The carrying value of impaired loans recorded at fair value was $346,000, which is net of $15,000 charge-offs and no specific reserves at June 30, 2018.  Losses related to collateral dependent impaired loans at fair value during the three and six months ended June 30, 2018 totaled $5,000 and $15,000 respectively.  There were no impaired loans recorded at fair value at June 30, 2017.

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The carrying value of impaired loans recorded at fair value was $178,000 net of no charge-offs and $3,000 in specific reserves at December 31, 2017 resulted in a provision of $16,000 for the year ended December 31, 2017.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is generally recorded at the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Bank’s internal analysis.  Certain inputs used in appraisals or the Bank’s internal analysis, are not always observable, and therefore, foreclosed real estate may be categorized as Level 3 within the fair value hierarchy.  There was no foreclosed real estate carried at fair value at June 30, 2018 and 2017.  On February 20, 2018, the Bank entered into a Purchase & Sale Agreement to sell foreclosed real estate with a carrying value of $4.2 million for $4.4 million.  There were no and $27,000 in losses in the three and six months ended June 30, 2018 on foreclosed real estate held at December 31, 2017 based on the net proceeds from sale.  There were no losses on foreclosed real estate for the three and six months ended June 30, 2017.

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

The table below presents for the three and six months ended June 30, 2018 and 2017, the change in Level 3 assets and liabilities that are measured on a recurring basis:

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Three months ended June 30,
(Dollars in thousands)	2018	2017

Balance at beginning of period	$358	$635
Gains on new commitments during the period	507	501
Gain (losses) arising during the period	(2)	(17)
Reclassifications of realized gains (losses) on settled commitments	(356)	(629)
Balance at end of period	$507	$490

	Derivative Loan Commitments and Forward Loan Sale Commitments
	Six months ended June 30,
(Dollars in thousands)	2018	2017

Balance at beginning of period	$236	$518
Gains on new commitments during the period	507	490
Gain (losses) arising during the period	—	(12)
Reclassifications of realized gains (losses) on settled commitments	(236)	(506)
Balance at end of period	$507	$490

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring and non-recurring basis for which the Bank utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value:

June 30, 2018

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative loan commitments	$564	Investor pricing	Pull-through rate	74.8% - 100%
Liabilities measured on a recurring basis:
Best efforts contracts — hedging commitments:	36	Investor pricing	Pull-through rate	82.5% - 100%
Best efforts contracts — hedging loans held for sale	21	Investor pricing	Pull-through rate	82.5% - 100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	346	Discounted appraisals	Collateral discounts	5 – 30%

December 31, 2017

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
Derivative commitments	$211	Investor pricing	Pull-through rate	74.2% - 100%
Forward loan sale commitments:
Best efforts contracts — hedging commitments	7	Investor pricing	Pull-through rate	82.5% - 100%
Best efforts contracts — hedging loans held for sale	18	Investor pricing	Pull-through rate	82.5% - 100%
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	178	Discounted appraisals	Collateral discounts	5 – 30%
Foreclosed real estate	4,223	Discounted appraisals	Collateral discounts	10 – 43%

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

The estimates of fair value of financial instruments were based on information available at June 30, 2018 and December 31, 2017 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  The fair value of the Corporation’s deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

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

COASTWAY BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements (continued)

Fair Value Measurements (continued)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Corporation’s financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	June 30, 2018 (unaudited)		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Cash and cash equivalents	$50,084	$50,084	$50,084	$—	$—
Loans, net	708,755	699,940	—	—	699,940
Loans held for sale	16,238	16,238	—	16,238	—
FHLB stock	11,368	N/A	N/A	N/A	N/A
Accrued interest receivable	2,267	2,267	—	—	2,267
Financial liabilities:
Non-certificate accounts	338,898	338,898	338,898	—	—
Certificate accounts	163,046	162,568	—	162,568	—
Borrowed funds	250,950	250,765	—	250,765	—
Accounts interest payable	81	81	—	81	—

	December 31, 2017		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Cash and cash equivalents	$54,569	$54,569	$54,569	$—	$—
Loans, net	614,593	616,649	—	—	616,649
Loans held for sale	11,077	11,077	—	11,077	—
FHLB stock	8,299	N/A	N/A	N/A	N/A
Accrued interest receivable	1,962	1,962	—	—	1,962
Financial liabilities:
Non-certificate accounts	313,636	313,636	313,636	—	—
Certificate accounts	163,320	163,252	—	163,252	—
Borrowed funds	181,675	181,494	—	181,494	—
Accrued interest payable	118	118	—	118	—

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

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions.  Various statements contained in Item 2 - “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Corporation wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Corporation’s future results.  The following important factors, among others, could cause the Corporation’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Corporation’s allowance for loan losses and/or valuations of foreclosed properties; (iii) changes in consumer spending could negatively impact the Corporation’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Corporation’s competitive position within its market area and reduce demand for the Corporation’s products and services; (v) in connection with the acquisition by HONE: failure of the parties to satisfy the conditions to complete the merger in a timely manner or at all; failure to obtain governmental approvals or the imposition of adverse regulatory conditions in connection with such approvals; and the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events, (vi) deterioration of securities markets could adversely affect the value or credit quality of the Corporation’s assets and the availability of funding sources necessary to meet the Corporation’s liquidity needs; (vii) changes in technology could adversely impact the Corporation’s operations and increase technology-related expenditures; (viii) increases in employee compensation and benefit expenses and other non-interest expenses could adversely affect the Corporation’s financial results; (ix) changes in laws and regulations that apply to the Corporation’s business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act (the “JOBS Act”) and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Corporation’s business environment, operations and financial results; (x) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (“PCAOB”) could negatively impact the Corporation’s financial results; (xi) our ability to enter new markets successfully and capitalize on growth opportunities; (xii) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xiii) some or all of the risks and uncertainties described in “Risk Factors” of the Corporation’s annual report on Form 10-K or in the quarterly  reports on Form 10-Q could be realized, which could have a material adverse effect on the Corporation’s business, financial condition and results of operation.  Therefore, the Corporation cautions readers not to place undue reliance on any such forward-looking information and statements.

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

Overview

Coastway Bancorp, Inc. is a Maryland corporation and owns 100% of the common stock of Coastway Community Bank.  On January 14, 2014, we completed our initial public offering (“IPO”) of common stock in connection with the mutual-to-stock conversion of Coastway Bancorp, MHC, selling 4,827,125 shares of common stock at $10.00 per share (contributing $300,000 in cash and 122,054 shares of common stock to Coastway Cares Charitable Foundation II) and raising $48.3 million of gross proceeds. In June 2018, Rhode Island Passive Investment Corp. was formed which is a wholly-owned subsidiary of the Bank.

On March 14, 2018, the Company and HONE announced they had entered into a definitive agreement under which HONE will acquire the Company in an all cash transaction valued at approximately $125.6 million.  The Company’s stockholders will receive $28.25 for each share of Company common stock that they own.  The transaction is expected to close in the second half of 2018 and is subject to customary closing conditions, including the approval of the Company’s stockholders and required regulatory approvals.  On June 21, 2018, the Company’s stockholders approved the merger. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being delayed or not completed at all.

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

General.  Net income was $1.4 million for the three months ended June 30, 2018 as compared to net income of $817,000 for the three months ended June 30, 2017, an increase of $590,000.  The increase in earnings for the three months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase in net interest income of $919,000 as well as an increase of $53,000 in total non-interest income primarily due to increased customer service fees.  The increase in net interest income of $919,000 was primarily due to an increase of $1.7 million in loan interest income, partially offset by an increase of $872,000 in interest expense on borrowed funds.  Net income for the three months ended June 30, 2018 as compared to the same period in 2017 was unfavorably impacted by an increase in non-interest expense of $246,000, as a result of $278,000 in merger expenses included in professional fees.  Excluding the impact of $278,000 in merger expenses, non-interest expense would have decreased $32,000 for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. On March 14, 2018, the Corporation and HONE announced they had entered into a definitive agreement under which HONE will acquire the Corporation in an all cash transaction valued at approximately $125.6 million.  On June 21, 2018, the Corporation’s stockholders approved the merger. Net income was also unfavorably impacted by an increase of $54,000 in the provision for loan losses primarily due to net loan growth, coupled with additional credit risk associated with increased interest rates.

Net income increased $475,000 to $1.9 million for the six months ended June 30, 2018 as compared to net income of $1.4 million for the six months ended June 30, 2017, primarily due to an increase in net interest income from $9.5 million for the six months ended June 30, 2017 to $11.1 million for the six months ended June 30, 2018.  The increase in net interest income was due to an increase in loan interest income of $2.9 million primarily due to loan growth, partially offset by an increase in interest expense of $1.6 million, primarily due to a $1.4 million increase in interest expense on borrowed funds to fund loan growth.  The earnings results for the six months ended June 30, 2018 was also impacted by an increase to the provision for loan losses of $356,000 due to net loan growth, to a provision and related charge-off of an $125,000 nonperforming SBA loan, and additional credit risk associated with increased interest rates.  Total non-interest income decreased $151,000, primarily due to a decrease of $208,000 in net gains on sales of loans and other mortgage banking income. Other income declined $81,000 from $108,000 to $27,000 primarily due to a decrease in the value of assets held for the benefit of an executive’s non-qualified deferred compensation supplemental executive retirement plan during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  The aforementioned decreases in non-interest income were partially offset by an increase in customer service fees of $147,000 to $1.8 million for the six months ended June 30, 2018 from $1.7 million for the six months ended June 30, 2017 primarily due to higher VISA, ATM and NSF fees.  Non-interest expenses increased $616,000, or 5.7%, to $11.3 million for the six months ended June 30, 2018 from $10.7 million for the six months ended June 30, 2017.  The increase in non-interest expenses was primarily due to an increase in professional fees of $695,000, of which $676,000 was related to merger related legal and other professional fees in connection with the pending acquisition of the Company by HONE. Excluding the impact of the merger related expenses of $676,000, non-interest expense decreased $60,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Assets.  Our total assets increased $96.0 million, or 13.0%, to $834.9 million at June 30, 2018 from $738.9 million at December 31, 2017 primarily due to an increase in loans held for investment.  Total loans increased $93.8 million, or 15.3%, to $706.7 million at June 30, 2018 from $612.9 million at December 31, 2017.  The increase in total loans was primarily due to an increase in residential one- to four-family loans of $83.1 million, or 26.6%, to $395.2 million at June 30, 2018 from $312.1 million at December 31, 2017. Residential one-to four-family loans increased due to purchases of $64.5 million of loans at a purchase price of $65.3 million from third parties as well as organic loan growth. Commercial real estate loans increased $18.0 million, or 11.5% to $174.0 million at June 30, 2018 as compared to $156.0 million at December 31, 2017.  Cash and cash equivalents decreased $4.5 million during the six months ended June 30, 2018 primarily due to a decrease in interest-earning deposits. Loans held for sale increased $5.2 million during the six months ended June 30, 2018 as loan originations outpaced loan sales.

Loans.  A summary of the balances of loans are as follows:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$395,185	55.92%	$312,095	50.92%
Home equity loans and lines of credit	68,561	9.70	71,844	11.72
Commercial real estate	173,978	24.62	156,024	25.46
Commercial business	13,984	1.98	17,158	2.80
Commercial construction	13,262	1.88	13,552	2.21
SBA loans	40,533	5.73	41,020	6.69
Consumer	1,215	0.17	1,229	0.20
Total loans	706,718	100.00%	612,922	100.00%
Net deferred loan costs	5,395		4,591
Allowance for loan losses	(3,358)		(2,920)
Total loans, net	$708,755		$614,593

Deposits.  Our primary source of funds is retail deposits held by individuals and businesses within our market area.  Deposits increased $25.0 million, or 5.2%, to $501.9 million at June 30, 2018 from $477.0 million at December 31, 2017.  Non-interest bearing demand deposits increased $17.0 million from $116.9 million at December 31, 2017 to $133.9 million at June 30, 2018, based in part upon timing of month end.  The increase in deposits was also a result of an increase of $7.8 million or 7.1%, in savings and interest bearing deposit accounts.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$133,913	26.68%	$116,888	24.51%
Money market accounts	85,809	17.10	85,575	17.94
Savings and interest-bearing demand deposit accounts	117,423	23.39	109,664	22.99
Club accounts	1,753	0.35	1,509	0.32
Total transaction accounts	338,898	67.52	313,636	65.76
Certificates of deposit	163,046	32.48	163,320	34.24
Total deposits	$501,944	100.00%	$476,956	100.00%

Borrowed Funds. We utilize borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) as an alternate funding source. Borrowed funds at June 30, 2018 totaled $251.0 million as compared to $181.7 million at December 31, 2017, an increase of $69.3 million, or 38.1%.  Borrowed funds at June 30, 2018 were comprised of $249.2 million of short-term advances at a weighted average rate of 2.08% as compared to short-term advances of $179.9 million at December 31, 2017 at a weighted average rate of 1.49%.  The increase in short term advances during the six months ended June 30, 2018 was to fund the increase in loans.  Long-term FHLBB advances totaled $1.8 million at June 30, 2018 and December 31, 2017, were borrowed at no cost under the FHLBB’s Jobs for New England Program, and mature in 2021.

Total Stockholders’ Equity.  Total stockholders’ equity increased to $73.4 million at June 30, 2018 from $71.3 million at December 31, 2017.  The increase in stockholders’ equity was primarily due to net income of $1.9 million and $199,000 of ESOP shares committed to be allocated.

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

Non-performing loans decreased to $4.3 million, or 0.60% of total loans at June 30, 2018, from $4.7 million, or 0.77% of total loans, at December 31, 2017 primarily due to a $419,000 decrease in non-performing one- to four-family residential loans.  A restructured residential one- to four-family loan with a balance of $420,000 was moved to performing status in 2018 due to satisfactory payment performance, and a $107,000 one- to four-family loan  paid off.  The decreases in residential non-performing loans was partially offset by the addition of a $150,000 residential loan to non-performing status, for which the collateral appears to be sufficient to cover the exposure.  SBA non-performing troubled debt restructured loans decreased $125,000 during the six months ended June 30, 2018 primarily due to a partial charge-off on a past due loan.

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

Foreclosed real estate consists of property acquired through formal foreclosure or the acceptance of a deed in lieu of foreclosure, and is recorded at fair value less costs to sell.  There was no foreclosed real estate at June 30, 2018 and $4.2 million at December 31, 2017, which was comprised of real estate securing a former commercial loan.  On February 20, 2018, the Bank entered into a Purchase & Sale Agreement to sell the foreclosed real estate for $4.4 million.  The sale closed during the second quarter of 2018.

Accruing Troubled Debt Restructured Loans

Accruing troubled debt restructurings totaled $4.9 million at June 30, 2018, a decrease of $550,000 from $5.4 million at December 31, 2017.  The decrease in accruing troubled debt restructurings was primarily due to two home equity loans totaling $118,000 becoming troubled debt restructured loans which were transferred to non-accruing status based on the borrowers declaring bankruptcy, though the loans remain current, as well as one borrower who paid off two SBA loans totaling $191,000, and made a principal reduction on a third SBA loan of $182,000.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  For the dates presented, there were no loans delinquent 90 days or more and still accruing.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans:
Residential real estate mortgage loans:
1-4 family	$1,444	$1,571
Home equity loans and lines of credit	105	86
Commercial real estate loans	—	—
Commercial business loans	—	—
SBA loans	222	274
Commercial construction loans	—	—
Consumer loans	—	—
Total nonaccrual loans	1,771	1,931
Non-accruing troubled debt restructured loans:
Residential real estate mortgage loans:
1-4 family	1,522	1,814
Home equity loans and lines of credit	596	487
Commercial real estate loans	254	254
Commercial business loans	—	—
SBA loans	125	250
Commercial construction loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	2,497	2,805
Total nonperforming loans	4,268	4,736
Foreclosed real estate:
Residential real estate mortgage loans:
1-4 family	—	—
Home equity loans and lines of credit	—	—
Commercial real estate loans	—	4,223
Commercial business loans	—	—
SBA loans	—	—
Commercial construction loans	—	—
Consumer loans	—	—
Total foreclosed real estate	—	4,223
Total nonperforming assets	$4,268	$8,959

Total accruing troubled debt restructured loans	$4,855	$5,405
Delinquent loans 60 — 89 days past due	$237	$924
Ratios:
Loans 60-89 days past due to total loans	0.03%	0.15%
Non-performing loans to total loans	0.60%	0.77%
Non-performing assets to total assets	0.51%	1.21%

For the three months ended June 30, 2018 and 2017,  gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $60,000 and $36,000, respectively.  The amount that was included in interest income on such loans totaled $44,000 and $43,000 for the three months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017,  gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $122,000 and $88,000, respectively.  The amount that was included in interest income on such loans totaled $102,000 and $92,000 for the six months ended June 30, 2018 and 2017, respectively.

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

(Dollars in thousands)	June 30, 2018	December 31, 2017
Special mention	$47	$76
Substandard	4,467	5,632
Doubtful	125	—
Loss	—	—
Total classified and special mention loans	$4,639	$5,708

The level of classified and special mention loans decreased by $1.1 million to $4.6 million at June 30, 2018 from $5.7 million at December 31, 2017.  Substandard loans decreased $1.2 million during the six months ended June 30, 2018, primarily as a result of $128,000 in partial charge-offs on three SBA loans as a result of an assessment of collectability and their past due status, and principal repayments, and the payoff or paydown of three loans to one SBA relationship of $373,000, and the related upgrade to “pass” of the one remaining loan to this borrower of $349,000.

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

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$3,162	$2,559	$2,920	$2,493
Provision for loan losses	207	153	569	213
Charge-offs:
Residential 1-4 family	—	(6)	—	(6)
Home equity loans and lines of credit	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	(15)	—	(143)	—
Commercial construction	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	(15)	(6)	(143)	(6)
Recoveries on charged-off loans
Residential 1-4 family	—	6	—	6
Home equity loans and lines of credit	1	1	3	2
Commercial real estate loans	—	—	—	—
Commercial business loans	—	—	—	—
SBA	1	—	6	3
Commercial construction	—	—	—	—
Consumer	2	7	3	9
Total recoveries	4	14	12	20
Net (charge-offs) recoveries	(11)	8	(131)	14
Balance at end of period	$3,358	$2,720	$3,358	$2,720
Annualized net loans (charge-offs) recoveries to average loans outstanding	(0.01)%	0.01%	(0.04)%	0.02%
Allowance for loan losses to non-performing loans at end of period	78.68%	78.03%	78.68%	78.03%
Allowance for loan losses to total loans at end of period	0.48%	0.48%	0.48%	0.48%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the periods.  Refer to the Corporation’s annual report on Form 10-K for additional information regarding the Corporation’s credit risk management process and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017.

General.  Net income was $1.4 million for the three months ended June 30, 2018 as compared to net income of $817,000 for the three months ended June 30, 2017, an increase of $590,000.  The increase in earnings for the three months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase in net interest income of $919,000 as well as an increase of $53,000 in total non-interest income primarily due to increased customer service fees.  The increase in net interest income of $919,000 was primarily due to an increase of $1.7 million in loan interest income, partially offset by an increase of $872,000 in interest expense on borrowed funds.  Net income for the three months ended June 30, 2018 as compared to the same period in 2017 was unfavorably impacted by an increase in non-interest expense of $246,000, as a result of $278,000 in merger expenses included in professional fees.  Excluding the impact of $278,000 in merger expenses, non-interest expense would have decreased $32,000 for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. On March 14, 2018, the Corporation and HONE announced they had entered into a definitive agreement under which HONE will acquire the Corporation in an all cash transaction valued at approximately $125.6 million.  On June 21, 2018, the Corporation’s stockholders approved the merger. Net income was also unfavorably impacted by an increase of $54,000 in the provision for loan losses primarily due to net loan growth, coupled with additional credit risk associated with increased interest rates.

Interest Income.  Interest income increased $1.8 million, or 32.0%, to $7.7 million for the three months ended June 30, 2018 from $5.9 million for the three months ended June 30, 2017.  The increase reflected an increase in the average balance of interest-earning assets of $157.7 million to $760.5 million for the three months ended June 30, 2018 as compared to $602.8 million for the three months ended June 30, 2017, and an increase in the average yield on interest-earning assets to 4.08% for the three months ended June 30, 2018 as compared to 3.90% for the three months ended June 30, 2017.  The majority of our interest income was derived from interest and fees on loans.  The average yield on interest-earning assets increased by 18 basis points to 4.08% primarily due to the 12 basis points increase in the average loan yield and the $146.4 million increase in average loans and loans held for sale during the three months ended June 30, 2018 as compared to the same prior year period.

Interest and fees on loans increased $1.7 million, or 30.1%, to $7.4 million for the three months ended June 30, 2018 from $5.7 million for the three months ended June 30, 2017.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $146.4 million to $703.6 million for the three months ended June 30, 2018 as compared to $557.2 million for the three months ended June 30, 2017.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family real estate loan portfolio.  Our average yield on loans increased to 4.23% for the three months ended June 30, 2018 from 4.11% for the three months ended June 30, 2017 primarily due to an increase in market interest rates.

Interest income on cash and cash equivalents increased $93,000 to $184,000 for the three months ended June 30, 2018 from $91,000 for the three months ended June 30, 2017 due primarily to the 69 basis points increase in the average yield as a result of the increase in the Fed Funds rate, coupled with a $6.2 million increase in average cash and cash equivalents as we increased our on-balance sheet liquidity in light of loan growth.

Interest Expense. Interest expense increased $953,000, or 93.2%, to $2.0 million for the three months ended June 30, 2018 from $1.0 million for the three months ended June 30, 2017 primarily due to a $872,000 increase in interest expense on borrowed funds, coupled with an increase of $81,000 in interest expense on deposits.  Interest expense on certificates of deposit increased $28,000 due primarily to an increase of 10 basis points in the average cost of certificates of deposit as compared to the same prior year period primarily due to certificates of deposit specials implemented to remain competitive as interest rates have increased. Interest expense on money market accounts increased $52,000 due primarily to an increase in the average cost of funds which increased to 0.61% for the three months ended June 30, 2018 from 0.42% for the three months ended June 30, 2017 as the Bank implemented a money market special rate promotion at 1.25% in the fourth quarter of 2017.  The average balance of money market accounts increased $12.7 million to $85.5 million for the three months ended June 30, 2018 as compared to the prior year period.

Interest expense on borrowed funds increased $872,000 to $1.2 million for the three months ended June 30, 2018 from $290,000 for the three months ended June 30, 2017 due to a 94 basis points increase in the average cost of funds to 1.97% for the three months ended June 30, 2018 as short-term interest rates increased in March 2017, June 2017, December 2017, March 2018 and June 2018.  The average balance of borrowed funds increased $124.2 million to $236.9 million for the three months ended June 30, 2018 from $112.7 million for the three months ended June 30, 2017 as we increased our FHLBB advances to fund loan growth.

Net Interest Income.  Net interest income increased $919,000, or 19.0%, to $5.8 million for the three months ended June 30, 2018 from $4.8 million for the three months ended June 30, 2017. This increase was due to a $16.3 million increase in net interest-earning assets to $157.0 million for the three months ended June 30, 2018, partially offset by a decrease in our interest rate spread of 25 basis points to 2.76% for the three months ended June 30, 2018 as compared to 3.01% for the prior year period.  The net interest margin decreased 18 basis points to 3.04% for the three months ended June 30, 2018 from 3.22% for the three months ended June 30, 2017.

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

	Three months ended June 30, 2018 vs. 2017
(Dollars in thousands)	Net change	Volume	Rate
Interest earning assets:

Loans and loans held for sale	$1,720	$1,551	169
Cash and cash equivalents	93	11	82
Federal Home Loan Bank of Boston stock and other investments	59	57	2

Total interest-earning assets	1,872	1,619	253

Interest-bearing liabilities:
Money market accounts	$52	8	44
Savings accounts	1	2	(1)
Club accounts	—	—	—
Certificates of deposit	28	(12)	40
Borrowed funds	872	478	394
Total interest-bearing liabilities	953	476	477
Net interest income	$919	$1,143	$(224)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2018 and 2017.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended June 30, 2018			Three months ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:

Loans and loans held for sale	$703,607	$7,426	4.23%	$557,211	$5,706	4.11%
Cash and cash equivalents	46,104	184	1.60	39,897	91	0.91
Federal Home Loan Bank of Boston stock and other investments	10,754	121	4.51	5,671	62	4.39

Total interest-earning assets	760,465	7,731	4.08	602,779	5,859	3.90
Non-interest-earning assets	42,160			40,965

Total assets	$802,625			$643,744

Liabilities and Equity:

Money market accounts	$85,470	129	0.61	$72,740	77	0.42
Savings accounts	116,114	28	0.10	108,794	27	0.10
Club accounts	1,736	—	—	1,494	—	—
Certificates of deposit	163,151	657	1.62	166,244	629	1.52
Total interest-bearing deposits	366,471	814	0.89	349,272	733	0.84
Borrowed funds	236,946	1,162	1.97	112,745	290	1.03
Total interest bearing liabilities	603,417	1,976	1.31	462,017	1,023	0.89
Non-interest bearing deposits	118,640			105,742
Other liabilities	8,479			7,093
Total liabilities	730,536			574,852
Stockholders’ equity	72,089			68,892
Total liabilities and stockholders’ equity	$802,625			$643,744

Net interest income		$5,755			$4,836
Net interest rate spread(1)			2.76%			3.01%
Net interest-earning assets(2)	$157,048			$140,762
Net interest margin(3)			3.04%			3.22%
Average interest-earning assets to interest-bearing liabilities			126.03%			130.47%

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

(4)         Annualized.

Provision for loan losses.  A provision for loan losses of $207,000 was recorded to the allowance for loan losses during the three months ended June 30, 2018, an increase of $54,000 as compared to a provision of $153,000 for the three months ended June 30, 2017.  During the three months ended June 30, 2018, a provision of $193,000 was recorded relating to the residential one-to four- family loan portfolio primarily due to loan growth and a provision of $52,000 was recorded relating to the commercial real estate loan portfolio primarily due to loan growth coupled with additional credit risk associated with increased interest rates.  We recorded credit provisions of $14,000, $10,000, $10,000 and $13,000 for the three months ended June 30, 2018 relating to the home equity, commercial, construction and SBA portfolios primarily due to decreases in loan balances.  We recorded net charge-offs of $11,000 for the three months ended June 30, 2018.  Our provisions are based on our assessment of loss history, current asset quality and economic trends.

A provision for loan losses of $153,000 was recorded to the allowance for loan losses during the three months ended June 30, 2017.  During the three months ended June 30, 2017, a provision of $54,000 was recorded to the residential one- to four-family loan portfolio due to loan growth, a provision of $63,000 was recorded to the commercial real estate loan portfolio primarily due to loan growth coupled with additional credit risk associated with the increase in interest rates, and a $42,000 provision was recorded related to the SBA portfolio primarily due to increased general reserves on loans risk rated “special mention.”

Non-Interest income.  Non-interest income increased $53,000, or 2.7%, to $2.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  The $53,000 increase was primarily due to an increase of $82,000 in customer service fees primarily due to an increase in VISA, ATM and NSF fees.  Net gains on sales of loans and other mortgage banking income and other income decreased $14,000 for the three months ended June 30, 2018 as compared to the same period in 2017.  Gains on sales of mortgage loans decreased $435,000 to $678,000 for the three months ended June 30, 2018 from $1.1 million for the three months ended June 30, 2017, due to a decrease in the net margin and a decrease in the volume of mortgage loans sold as compared to the prior year period.  Mortgage loans sold during the three months ended June 30, 2018 totaled $41.9 million as compared to $50.0 million during the three months ended June 30, 2017.  A gain in the fair value of mortgage derivatives and net change in the fair value of loans held for sale of $319,000 was recorded during the three months ended June 30, 2018 as compared to a loss of $111,000 during the three months ended June 30, 2017.

Non-Interest expenses.  Non-interest expense increased $246,000, or 4.7%, to $5.5 million for the three months ended June 30, 2018 from $5.3 million for the three months ended June 30, 2017.  The $246,000 increase in non-interest expenses was primarily due to an increase in professional fees of $300,000, of which $278,000 was the result of merger related legal and other professional fees in connection with the pending acquisition of the Company by HONE. Excluding the impact of the merger related expenses of $278,000, non-interest expenses decreased $32,000 for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  FDIC insurance increased $49,000 for the three months ended June 30, 2018 to $122,000 from $73,000 for the three months ended June 30, 2017 primarily due to asset growth.

Partially offsetting the increases in non-interest expenses was a decrease in salary and employee benefits expense of $91,000 and a decrease of $44,000 in occupancy and equipment expense for the three months ended June 30, 2018 as compared to the same period in 2017.  The $91,000 decrease in salary and employee benefits expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to a decrease of four full time equivalents to 147, a decrease of $21,000 related to an executive’s non-qualified deferred compensation supplemental executive retirement plan due to a decrease in value of plan assets, and a $30,000 decrease in SERP expense, partially offset by general merit increases, and a $31,000 increase in ESOP expense due to the increase in value of Company stock for the three months ended June 30, 2018 as compared to the same period in 2017.  The decrease in occupancy and equipment expense of $44,000 was primarily due to $41,000 in rental income from the leases of our first floor of our corporate headquarters (lease did not exist during second quarter of 2017).

Income tax expense.  Income tax expense of $638,000 was recorded for the three months ended June 30, 2018, an increase of $82,000, or 14.7%, as compared to $556,000 of income tax expense for the three months ended June 30, 2017.  The increase in income tax expense was primarily due to an increase in pre-tax income of $672,000 during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  The effective tax rates for the three months ended June 30, 2018 and 2017 were 31.2% and 40.5%, respectively.  The decrease in the effective tax rate was due to the income tax impact related to the enactment of the Tax Act which reduced the corporate federal tax statutory rate from 34% to 21%, and the income tax benefit recorded relating to the vesting of restricted stock, partially offset by the impact of non-deductible merger expenses.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and June 30, 2017

General.  Net income increased $475,000 to $1.9 million for the six months ended June 30, 2018 as compared to net income of $1.4 million for the six months ended June 30, 2017, primarily due to an increase in net interest income from $9.5 million for the six months ended June 30, 2017 to $11.1 million for the six months ended June 30, 2018.  The increase in net interest income was due to an increase in loan interest income of $2.9 million primarily due to loan growth, partially offset by an increase in interest expense of $1.6 million, primarily due to a $1.4 million increase in interest expense on borrowed funds to fund loan growth.  The earnings results for the six months ended June 30, 2018 was also impacted by an increase to the provision for loan losses of $356,000 due to net loan growth,  a provision and related charge-off of an $125,000 nonperforming SBA loan, and additional credit risk associated with increased interest rates.  Total non-interest income decreased $151,000, primarily due to a decrease of $208,000 in net gains on sales of loans and other mortgage banking income. Other income declined $81,000 from $108,000 to $27,000 primarily due to a decrease in the value of assets held for the benefit of an executive’s non-qualified deferred compensation supplemental executive retirement plan during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  The aforementioned decreases in non-interest income were partially offset by an increase in customer service fees of $147,000 to $1.8 million for the six months ended June 30, 2018 from $1.7 million for the six months ended June 30, 2017 primarily due to higher VISA, ATM and NSF fees.  Non-interest expenses increased $616,000, or 5.7%, to $11.3 million for the six months ended June 30, 2018 from $10.7 million for the six months ended June 30, 2017.  The increase in non-interest expenses was primarily due to an increase in professional fees of $695,000, of which $676,000 was related to merger related legal and other professional fees in connection with the pending acquisition of the Company by HONE. Excluding the impact of the merger related expenses of $676,000, non-interest expense decreased $60,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Interest Income.  Interest income increased $3.2 million, or 27.8%, to $14.7 million for the six months ended June 30, 2018 from $11.5 million for the six months ended June 30, 2017.  The increase reflected an increase in the average balance of interest-earning assets of $131.7 million to $729.4 million for the six months ended June 30, 2018 as compared to $597.8 million for the six months ended June 30, 2017.  The average yield on interest-earning assets increased to 4.05% for the six months ended June 30, 2018 as compared to 3.87% for the six months ended June 30, 2017.  The majority of our interest income was derived from interest and fees on loans.

Interest and fees on loans increased $2.9 million, or 26.4%, to $14.1 million for the six months ended June 30, 2018 from $11.2 million for the six months ended June 30, 2017.  Interest and fees on loans increased due to an increase in the average balance of loans and loans held for sale of $124.0 million to $675.0 million for the six months ended June 30, 2018 as compared to $551.0 million for the six months ended June 30, 2017.  The increase in our average balance of loans was principally due to the growth in our residential one-to four- family loan portfolio during the six months ended June 30, 2018.  Our average yield on loans increased to 4.22% for the six months ended June 30, 2018 as compared to 4.09% for the six months ended June 30, 2017 primarily due to an increase in market interest rates.

Interest income on cash and cash equivalents increased $164,000 to $328,000 for the six months ended June 30, 2018 from $164,000 for the six months ended June 30, 2017 primarily due to the 67 basis points increase in the average yield which increased to 1.48% from 0.81% due to the increase in Fed Funds rate.

Interest Expense. Interest expense increased $1.6 million, or 81.9%, to $3.6 million for the six months ended June 30, 2018 from $2.0 million for the six months ended June 30, 2017 primarily due to an increase of $1.4 million in interest expense on borrowed funds.

Interest expense on deposits increased $182,000 from $1.4 million for the six months ended June 30, 2017 to $1.6 million for the six months ended June 30, 2018.  Interest expense on money market accounts increased $99,000 to $251,000 for the six months ended June 30, 2018, from $152,000 for the six months ended June 30, 2017 primarily due to a 17 basis points increase in the cost of funds to 0.59% from 0.42% due to the implementation of a money market special.  Interest expense increased $80,000 on certificates of deposit primarily due to an increase of 11 basis points in the average cost of funds to 1.62%, due to certificates of deposit specials implemented to remain competitive as interest rates have increased.

Interest expense on borrowed funds increased $1.4 million to $1.9 million for the six months ended June 30, 2018 from $516,000 for the six months ended June 30, 2017 primarily due to an increase in the average cost of borrowed funds.  The average cost of borrowed funds increased 91 basis points to 1.82% for the six months ended June 30, 2018 from 0.91% for the six months ended June 30, 2017, due to the increase in short-term interest rates.  The average balance of borrowed funds increased $101.3 million to $215.1 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, as we increased short-term average borrowings to fund loan growth.

Net Interest Income.  Net interest income increased $1.6 million, or 16.7%, to $11.1 million for the six months ended June 30, 2018 from $9.5 million for the six months ended June 30, 2017. This increase was due to an $11.6 million increase in net interest-earning assets to $150.6 million for the six months ended June 30, 2018 as compared to the prior year period. This increase was partially offset by a decrease in our interest rate spread of 20 basis points to 2.81% for the six months ended June 30, 2018 as compared to 3.01% for the prior year period.  The net interest margin decreased to 3.07% for the six months ended June 30, 2018 from 3.21% for the six months ended June 30, 2017.

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

	Six months ended June 30,
	2018 vs. 2017
	Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest-earning assets:
Loans and loans held for sale	$2,945	2,606	$339
Cash and cash equivalents	164	13	151
Federal Home Loan Bank of Boston stock and other investments	83	90	(7)
Total interest-earning assets	3,192	2,709	483
Interest-bearing liabilities:
Money Market accounts	99	18	81
Savings accounts	3	3	—
Club accounts	—	—	—
Certificates of deposit	80	(13)	93
Borrowed funds	1,420	674	746
Total interest-bearing liabilities	1,602	682	920

Net interest income	$1,590	$2,027	$(437)

The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2018 and 2017.  No tax-equivalent yield adjustments were made, as we had no non-taxable interest-earning assets during the periods presented.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2018			Six months ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield(4)	Average Balance	Interest	Average Yield(4)
Assets:

Loans and loans held for sale	$675,045	$14,114	4.22%	$551,004	$11,169	4.09%
Cash and cash equivalents	44,598	328	1.48	40,929	164	0.81
Federal Home Loan Bank of Boston stock and other investments	9,801	222	4.57	5,822	139	4.81

Total interest-earning assets	729,444	14,664	4.05	597,755	11,472	3.87
Non-interest-earning assets	43,736			40,936

Total assets	$773,180			$638,691

Liabilities and Equity:

Money market accounts	$85,567	251	0.59	$72,315	152	0.42
Savings accounts	113,088	55	0.10	106,014	52	0.10
Club accounts	1,627	1	0.12	1,424	1	0.14
Certificates of deposit	163,486	1,314	1.62	165,208	1,234	1.51
Total interest-bearing deposits	363,768	1,621	0.90	344,961	1,439	0.84
Borrowed funds	215,073	1,936	1.82	113,811	516	0.91
Total interest bearing liabilities	578,841	3,557	1.24	458,772	1,955	0.86
Non-interest bearing deposits	114,416			104,245
Other liabilities	8,217			6,954
Total liabilities	701,474			569,971
Stockholders’ equity	71,706			68,720
Total liabilities and stockholders’ equity	$773,180			$638,691

Net interest income		$11,107			$9,517
Net interest rate spread(1)			2.81%			3.01%
Net interest-earning assets(2)	$150,603			$138,983
Net interest margin(3)			3.07%			3.21%
Average interest-earning assets to interest-bearing liabilities			126.02%			130.29%

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

(4)         Annualized.

Provision for loan losses.  A provision of $569,000 was recorded during the six months ended June 30, 2018.  We recorded $352,000 of the provision for the six months ended June 30, 2018 related to the residential one- to four-family loan portfolio primarily due to loan growth and $121,000 of the provision related to the commercial real estate loan portfolio based on loan growth as well as the additional credit risk associated with increased interest rates. We recorded a provision of $126,000 for the six months ended June 30, 2018 related to the SBA portfolio primarily due to a provision and related charge-off of an $125,000 nonperforming SBA loan. We recorded a credit provision of $28,000 for the six months ended June 30, 2018 related to the home equity portfolio primarily due to a decrease in the book value of the portfolio.  We recorded net charge-offs of $131,000 for the six months ended June 30, 2018.

A provision of $213,000 was recorded during the six months ended June 30, 2017.  We recorded $78,000 of the provision for the six months ended June 30, 2017 related to the residential one- to four-family loan portfolio primarily due to loan growth and $96,000 of the provision related to the commercial real estate loan portfolio based on loan growth as well as the additional credit risk associated with increased interest rates. We recorded a provision of $42,000 for the six months ended June 30, 2017 related to the SBA portfolio primarily due to increased general reserves on loans risk rated “special mention” and “substandard.” We recorded a credit provision of $20,000 for the six months ended June 30, 2017 related to the home equity portfolio primarily due to a decrease in the book value of the portfolio.  We recorded net recoveries of $14,000 for the six months ended June 30, 2017.

Non-Interest income.  Non-interest income decreased $151,000, or 4.1%, to $3.6 million for the six months ended June 30, 2018 from $3.7 million for the six months ended June 30, 2017.  The decrease in non-interest income was primarily due to a decrease of $208,000 in net gains on sales of loans and other mortgage banking income.  Gains on sales of mortgage loans decreased $884,000 from $2.0 million for the six months ended June 30, 2017 to $1.1 million for the six months ended June 30, 2018. The decrease in the net gain on sales of mortgage loans was due to a decrease in the net margin on the sales of mortgage loans during the first six months of 2018 coupled with the lower volume of loans sold.  Mortgage loans sold during the six months ended June 30, 2018 amounted to $80.8 million as compared to $107.2 million during the six months ended June 30, 2017.  A gain resulting from the increase in the fair value of mortgage derivatives, commitments to sell and loans held for sale of $519,000 was recorded during the six months ended June 30, 2018 as compared to a loss of $190,000 for the six months ended June 30, 2017, resulting in an increase of $709,000 between periods. Other income declined $81,000 from $108,000 for the six months ended June 30, 2017 to $27,000 for the six months ended June 30, 2018 primarily due to a decrease in the value of assets held for the benefit of an executive’s non-qualified deferred compensation supplemental executive retirement plan during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  Customer service fees increased $147,000 to $1.8 million for the six months ended June 30, 2018 from $1.7 million for the six months ended June 30, 2017 primarily due to higher VISA, ATM and NSF fees.

Non-Interest expenses.  Non-interest expenses increased $616,000, or 5.7%, to $11.3 million for the six months ended June 30, 2018 from $10.7 million for the six months ended June 30, 2017.  The increase in non-interest expenses was primarily due to an increase in professional fees of $695,000, of which $676,000 was the result of merger related legal and other professional fees in connection with the pending acquisition of the Company by HONE. Excluding the impact of the merger related expenses of $676,000, non-interest expense decreased $60,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  FDIC insurance increased $80,000 for the six months ended June 30, 2018 to $232,000 from $152,000 for the six months ended June 30, 2017 primarily due to asset growth.

Partially offsetting the increases in non-interest expenses, salary and employee benefits expense decreased $151,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to a decrease of four full time equivalents to 147 at June 30, 2018 from 151 at June 30, 2017, a decrease of $90,000 related to an executive’s non-qualified deferred compensation supplemental executive retirement plan due to a decrease in value of plan assets, and a $61,000 decrease in SERP expense, partially offset by general merit increases, and a $55,000 increase in ESOP expense due to the increase in value of Company stock for the six months ended June 30, 2018 as compared to the same period in 2017.  Occupancy expense decreased $90,000 to $1.6 million for the six months ended June 30, 2018 from $1.7 million for the six months ended June 30, 2107 primarily due to rental income from the leases of our first floor of our corporate headquarters.  Other general and administrative expenses increased $54,000 to $977,000 for the six months ended June 30, 2018 as compared to $923,000 for the comparable 2017 period primarily due to increased education and training expenses as well as postage expense.

Income tax expense.  Income tax expense of $910,000 was recorded for the six months ended June 30, 2018, a decrease of $8,000, as compared to $918,000 of income tax expense for the six months ended June 30, 2017.  The decrease in the effective tax rate was due to the income tax impact related to the enactment of the Tax Act which reduced the corporate federal tax statutory rate from 34% to 21%, and the income tax benefit recorded relating to the vesting of restricted stock, partially offset by the impact of non-deductible merger expenses and the impact of the increase in compensation expense of ESOP shares committed to be allocated due to the increase in market value of our stock during the six months ended June 30,

2018 as compared to the six months ended June 30, 2017.  The effective tax rate for the six months ended June 30, 2018 was 32.9% as compared to 40.0% for the six months ended June 30, 2017.

Liquidity

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loans repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loans sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity coupled with our pending acquisition by HONE to satisfy our short- and long-term liquidity needs as of June 30, 2018.

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

The Corporation’s most liquid assets are cash and cash equivalents.  The level of these assets is dependent on operating, financing, lending and investing activities during any given period.  At June 30, 2018, cash and cash equivalents totaled $50.1 million.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At June 30, 2018, the Bank had $63.1 million in commitments to originate loans, $32.9 million of which will be sold.  In addition to commitments to originate loans, the Bank had $83.1 million in unused lines of credit to borrowers as of the same date.  Commitments to purchase loans from third parties totaled $684,000 at June 30, 2018.  Certificates of deposit due within one year of June 30, 2018 totaled $62.0 million, or 12.2%, of total deposits, of which $25.0 million are national market certificates of deposit.  If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances and selling the guaranteed portions of SBA loans of $20.7 million as of June 30, 2018.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowed funds than it currently pays on the certificates of deposit due on or before June 30, 2019.  Management believes, however, based on historical experience and current market interest rates, that the Bank will retain upon maturity, a large portion of certificates of deposit with maturities of one year or less as of June 30, 2018.

The Corporation’s primary investing activity is originating loans.  During the six months ended June 30, 2018 and for the year ended December 31, 2017, loan originations, net of principal repayments totaled $30.0 million, and $50.4 million, respectively.  During the six months ended June 30, 2018 and the year ended December 31, 2017, purchases of loans from third party originators totaled $65.3 million and $44.4 million, respectively.

Financing activities consist primarily of activity in deposit accounts, borrowed funds from the Federal Home Loan Bank of Boston advances and stock repurchases.  We experienced a net increase in deposits of $25.0 million and $29.6 million for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net increase in short term borrowed funds was $69.3 million during the six months ended June 30, 2018 as compared to an increase of $60.4 million for the year ended December 31, 2017.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston that provide an additional source of funds.  Borrowed funds were $251.0 million and $181.7 million at June 30, 2018 and December 31, 2017, respectively, all with the FHLBB.  At June 30, 2018, we had the ability to borrow up to an additional $52.8 million from the Federal Home Loan Bank of Boston.  We also have the ability to borrow with the Federal Reserve discount window.  At

June 30, 2018, the Bank had the capacity to borrow up to $18.0 million from the Federal Reserve discount window, but had no outstanding borrowings as of that date.

Capital Resources

The Corporation believes its current capital is adequate to support ongoing operations. In July 2013, the Bank’s primary federal regulator, the FDIC, published final rules (the “Basel III Capital Rules”) that implement, in part, agreements reached by the Basel Committee on Banking Supervision (“Basel Committee”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and imposed new capital requirements on the Bank, effective January 1, 2015. When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increases by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019.  For 2018, the capital conservation buffer is 1.875%.  As of June 30, 2018, the Bank qualifies as “well capitalized” under applicable regulations of the Rhode Island Department of Business Regulation and the FDIC.  To be categorized as “well capitalized” under Basel III, framework, the Bank must maintain minimum Total Capital, Tier 1 and Common Equity Tier 1 Capital ratios of 10%, 8% and 6.5% respectively, and, maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. Not withstanding the foregoing, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) simplifies capital calculations by requiring bank regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules.  Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the bank regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile.  Until the community bank leverage ratio is established by bank regulators in accordance with the Regulatory Relief Act, the Basel III risk-based and leverage ratios remain in effect.  The effective date and the specific community bank leverage ratio is unknown.

During the six months ended June 30, 2018, the Corporation made a $3.0 million capital contribution to the Bank to support loan growth.

The Bank’s actual capital amounts and ratios are presented as of June 30, 2018 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital for Adequacy with Capital Buffer		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$69,775	12.899%	$43,275	8.00%	$53,417	9.875%	$54,094	10.00%
Tier 1 Capital (to risk weighted assets)	66,417	12.278	32,456	6.00	42,599	7.875	43,275	8.00
Common Equity Tier 1 (to risk weighted assets)	66,417	12.278	24,342	4.50	34,485	6.375	35,161	6.50
Tier 1 Leverage Capital (to average assets)	66,417	8.278	32,094	4.00	N/A	N/A	40,117	5.00

On April 9, 2015, the Board of Governors of the Federal Reserve System issued the Final Rule to implement Public Law 113-250 enacted on December 18, 2014 that updates the Small Bank Holding Company Policy Statement (“Policy Statement”), which became effective in May 2015.  Pursuant to the Policy Statement, capital rules and reporting requirements will not apply to the small bank holding companies (defined as less than $1.0 billion in assets and will be increased to $3 billion by the Regulatory Relief Act) which meet the following criteria: (1) not engaged in significant non-bank activities; (2) no significant off-balance sheet activities conducted through a non-bank subsidiary, and (3) no material amount of SEC registered debt or equity securities outstanding (other than trust preferred).  The Bank is subject to the capital rules and reporting requirements though the Holding Company is exempt.

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

The table below sets forth, as of June 30, 2018, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Economic Value of Equity			EVE as a % of Economic Value of Assets(3)
Change in Interest Rates (Basis Points)(1)	Estimated EVE (2)	Amount of Change	Percent	EVE Ratio	Basis Points Change (1)
			(Dollars in thousands)
+400	$47,718	$(27,016)	(36.1)%	6.57%	(262)
+300	54,195	(20,539)	(27.5)	7.26	(193)
+200	60,838	(13,896)	(18.6)	7.93	(126)
+100	68,089	(6,646)	(8.9)	8.62	(57)
0	74,735	—	—	9.19	—
-100	74,118	(617)	(0.8)	8.88	(31)

(1)         Assumes instantaneous parallel changes in interest rates.

(2)         EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)         EVE ratio represents Economic Value of Equity divided by the economic value of assets which should measure changes in theoretical market value.

The table above indicates that at June 30, 2018, in the event of a 100 basis point decrease in interest rates, we would experience a 0.8% decrease in economic value of equity.  In the event of a 400 basis point increase in interest rates, we would experience a 36.1% decrease in economic value of equity.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that has occurred during the Corporation’s most recent fiscal quarter (i.e., the three months ended June 30, 2018) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1 -                             Legal Proceedings

At June 30, 2018 there were no material legal proceedings to which the Corporation is a party or of which any of its property is subject, other than disclosed below.  From time to time, the Corporation is a party to various legal proceedings incident to its business.

On May 22, 2018, Fredda Sharfstein, a purported Corporation stockholder, filed a complaint in the United States District Court for the District of Maryland, captioned Sharfstein v. Coastway Bancorp, Inc., Mark E. Crevier, Francis X. Flaherty, Debra Paul, William A. White, Dennis M. Murphy, James P. Fiore, Lynda Dickinson, Phillip Kydd, David P. DiSanto, Malcolm G. Chace, Jr. and Angelo P. Lopresti, II (Case No. 1:18-cv-01471-ELH), against Corporation and each Corporation director (the “Individual Sharfstein Defendants”).  The lawsuit alleged that the Corporation and the Individual Sharfstein Defendants violated the federal securities laws by omitting certain material information from the Corporation’s definitive proxy statement for the Corporation’s special stockholders’ meeting to approve the merger that in turn rendered affirmative statements made by Corporation false and misleading.  The relief sought by the lawsuit included both a preliminary and permanent injunction against the completion of the proposed merger, rescissory damages if the proposed merger is completed, and costs, including attorneys’ and experts’ fees.  The plaintiff voluntarily withdrew this lawsuit in July 2018.

On May 24, 2018, Paul Parshall, a purported Corporation stockholder, filed a complaint, on behalf of himself and all other Corporation public stockholders, of a putative class action lawsuit in the United States District Court for the District of Rhode Island, captioned Parshall v. Coastway Bancorp, Inc., Mark E. Crevier, Debra Paul, William A. White, Dennis M. Murphy, James P. Fiore, Lynda Dickinson, Phillip Kydd, David P. DiSanto, Malcolm G. Chace, Jr. and Angelo P. Lopresti, II (Case No. 1:18-cv-00279), against the Corporation and the certain Corporation directors noted above (collectively, the “Individual Parshall Defendants”).  The lawsuit alleged that the Corporation and the Individual Parshall Defendants violated the federal securities laws by omitting certain material information from Corporation’s definitive proxy statement for the Corporation’s special stockholders’ meeting to approve the merger that in turn rendered affirmative statements made by the Corporation false and misleading.  The relief sought by the lawsuit included both a preliminary and permanent injunction against the completion of the proposed merger, rescission and rescissory damages if the proposed merger is completed, and costs, including attorneys’ and experts’ fees.  The plaintiff voluntarily withdrew this lawsuit in July 2018.

Item 1A -                    Risk Factors

No material changes in Risk Factors since the Risk Factors disclosed in the March 31, 2018 quarterly report on Form 10-Q.

Item 2 -                             Unregistered Sales of Equity Securities and Use of Proceeds

a)                                     Unregistered Sales of Equity Securities.  None

b)                                     Use of Proceeds.  None

c)                                      Repurchase of Equity Securities.  None

The Corporation’s Board of Directors authorized its third stock repurchase program on November 22, 2016 to acquire up to 247,459 shares, or 5.0% of the Corporation’s then outstanding common stock.  Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  There is no guarantee as to the exact number of shares to be repurchased by the Corporation.  At June 30, 2018, 101,548 shares remained available to be repurchased.

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

101*

The following materials from Coastway Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Net Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii)  Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and (iv) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTWAY BANCORP, INC.

Dated: August 2, 2018
	By:	/s/ William A. White
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeanette Fritz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)